Form 10-Q
period 1996-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1996-05-15
CIK 810963

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____


Commission File No. 0-16784


                        AMERICAN CABLE TV INVESTORS 5, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Colorado                                        84-1048934
 ------------------------------------                        -------------------
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                            Identification No.)


             5619 DTC Parkway
            Englewood, Colorado                                     80111
 ----------------------------------------                     ------------------
 (Address of principal executive offices)                         (Zip Code)



      Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X     No
                                                 ------    ------

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)



                                                                      March 31,            December 31,
                                                                        1996                   1995
                                                                     -----------           -----------
   Assets                                                                  amounts in thousands
   ------
   Cash and cash equivalents (note 4)                                $       --                  1,338

   Trade and other receivables, net of allowance for
      doubtful receivables                                                  257                    451

   Prepaid expenses                                                         131                    124

   Investment in Newport News
       Cablevision Associates, L.P.
       ("Newport News") (notes 2 and 5)                                   2,005                     --

   Property and equipment:
      Land                                                                   39                     39
      Cable distribution systems                                         58,015                 57,340
      Support equipment                                                   4,462                  4,418
                                                                      ---------             ----------
                                                                         62,516                 61,797
      Less accumulated depreciation                                      23,525                 22,003
                                                                      ---------             ----------
                                                                         38,991                 39,794
                                                                      ---------             ----------

   Franchise costs and other intangibles                                 75,688                 75,688
      Less accumulated amortization                                      40,725                 38,638
                                                                      ---------             ----------
                                                                         34,963                 37,050
                                                                      ---------             ----------

   Other assets, net of accumulated amortization                            360                    385
                                                                      ---------             ----------

                                                                        $76,707                 79,142
                                                                      =========             ==========


                                                                                           (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets (continued)

                                                          March 31,            December 31,
                                                             1996                 1995
                                                         ------------         -------------
                                                                amounts in thousands
 Liabilities and Partners' Equity
 --------------------------------

 Accounts payable                                        $       104                    127

 Accrued expenses:
    Franchise fees                                               256                    523
    Other                                                      1,103                  1,159
                                                         -----------            -----------
                                                               1,359                  1,682
                                                         -----------            -----------

 Subscriber advance payments and converter
    deposits                                                   1,141                  1,323

 Amounts due to related parties (note 7)                       8,272                  5,264

 Debt (note 6)                                                 2,300                  8,700

 Negative investment in Newport News
    (notes 2 and 5)                                               --                  4,206
                                                         -----------            -----------

       Total liabilities                                      13,176                 21,302
                                                         -----------            -----------

 Partners' equity (deficit):
    General partner                                           (2,667)                (2,724)
    Limited partners                                          66,198                 60,564
                                                         -----------            -----------

       Total partners' equity                                 63,531                 57,840
                                                         -----------            -----------

 Commitments (note 7)
                                                         $    76,707                 79,142
                                                         ===========            ===========



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)


                                                                                         Three months ended
                                                                                              March 31
                                                                                    ----------------------------
                                                                                       1996              1995
                                                                                    ----------        ----------
                                                                                       amounts in thousands,
                                                                                        except unit amounts
   Revenue                                                                           $   6,725             6,117

   Operating costs and expenses:
      Programming (primarily from related
         parties - note 7)                                                               1,369             1,117
      Operating (including allocations from related
         parties - note 7)                                                                 687               611
      Selling, general and administrative
         (including charges and allocations from
         related parties - note 7)                                                       2,225             1,850
      Depreciation and amortization                                                      3,635             3,618
                                                                                     ---------          --------

            Total operating expenses                                                     7,916             7,196
                                                                                     ---------          --------

            Operating loss                                                              (1,191)           (1,079)

   Interest expense                                                                       (120)             (256)

   Interest income                                                                         429                --

   Other income                                                                             --               199

   Share of earnings (loss) of Newport News
       (notes 2 and 5)                                                                  39,907               (81)
                                                                                     ---------          --------

            Net earnings (loss)                                                      $  39,025            (1,217)
                                                                                     =========          ========

   Net earnings (loss) per limited partnership unit (note 3)                         $  193.17             (6.02)
                                                                                     =========          ========

   Limited partnership units outstanding                                               200,005           200,005
                                                                                     =========          ========




See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1996

                                  (unaudited)


                                                                   General         Limited
                                                                   partner         partners          Total
                                                                  ---------        --------          ------
                                                                            amounts in thousands
   Balance at January 1, 1996                                     $ (2,724)          60,564          57,840

      Distribution                                                    (333)         (33,001)        (33,334)

      Net earnings                                                     390           38,635          39,025
                                                                  --------        ---------      ----------

   Balance at March 31, 1996                                      $ (2,667)          66,198          63,531
                                                                  ========        =========      ==========



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)


                                                                                 Three months ended
                                                                                      March 31,
                                                                               1996             1995
                                                                            ----------       ----------
                                                                                amounts in thousands
                                                                                     (see note 4)
   Cash flows from operating activities:
      Net earnings (loss)                                                      $ 39,025          (1,217)
      Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
            Depreciation and amortization                                         3,635           3,618
            Share of (earnings) losses of Newport News                          (39,907)             81
            Net change in receivables, prepaid
               expenses and other assets                                            187            (192)
            Net change in accounts payable,
               accrued expenses, subscriber
               advance payments and converter
               deposits, and amounts due
               to related parties                                                 2,480            (902)
                                                                               --------       ----------

                  Net cash provided by operating activities                       5,420           1,388
                                                                               --------       ---------

   Cash flows from investing activities:
      Capital expended for property and equipment                                  (726)           (957)
      Distribution from Newport News                                             33,696              --
      Other investing activities                                                      6              33
                                                                               --------       ---------

                 Net cash provided by (used in) investing
                    activities                                                   32,976            (924)
                                                                               --------       ----------

   Cash flows from financing activities:
      Repayments of debt                                                         (6,400)             --
      Distributions to partners                                                 (33,334)             --
                                                                               ---------      ---------

                  Net cash used in financing activities                         (39,734)             --
                                                                               --------       ---------

                  Net increase (decrease) in cash and cash
                     equivalents                                                 (1,338)            464

                  Cash and cash equivalents:
                     Beginning of period                                          1,338             599
                                                                               --------       ---------

                     End of period                                             $     --           1,063
                                                                               ========       =========


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1996

                                  (unaudited)


(1)      Basis of Financial Statement Preparation
         The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1996 and the results of its operations for the three months ended March 31, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

         The Partnership and American Cable TV Investors 4, Ltd. ("ACT 4"), an affiliated partnership, have 40% and 60% ownership interests in Newport News, respectively.

         The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI"), a Colorado limited partnership. At December 31, 1995, the two general partners of IR-TCI were TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"), and Integrated Cable Corp. V. ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision, an indirect majority-owned subsidiary of Tele-Communications, Inc. ("TCI"), is the managing agent of the Partnership. By letter dated January 17, 1996, ICC advised TCIV 5 of its withdrawal as a general partner of IR-TCI, the general partner of ACT 5. In accordance with the terms of the IR-TCI Limited Partnership Agreement, TCIV 5 has elected to continue the business of IR-TCI. The withdrawal of ICC is not expected to have a material effect on the Partnership's results of operations or financial condition.

         These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1995 Annual Report on Form 10-K.

         In March of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

         The Partnership adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Partnership. The Partnership periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Partnership considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Partnership deems Assets to be impaired if the Partnership is unable to recover the carrying value of its Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. The Partnership generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      Asset Sales
         On January 1, 1996, Newport News sold its cable television system (the "Newport News System") to Cox Communications Rhode Island, Inc. (formerly Cox Cable Hampton Roads, Inc. ("Cox)), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price is being held in escrow and is subject to any indemnifiable claims made by Cox through September 27, 1996. The Partnership has a 40% ownership interest in Newport News. In connection with the January 1996 Newport News Sale, Newport News used most of the cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 ($2,751,000 to
         Cablevision and $917,000 to Presidio) and (iii) make distributions to the Partnership and ACT 4 of $33,696,000 and $50,544,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions on March 29, 1996 to its general and limited partners of $333,000 ($266,000 to Cablevision and $67,000 to Presidio) and $33,001,000 ($165 per Unit for limited partners of record as of January 1, 1996), respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


         The Partnership has selected a broker to solicit offers for the purchase of its cable television systems located in and around (i) Shelbyville and Manchester, Tennessee ("Southern Tennessee"), (ii) Riverside, California ("Riverside"), (iii) St. Mary's County, Maryland ("St. Mary's") and (iv) Lower Delaware ("Lower Delaware"). No prediction can be made as to whether this action will result in the sale of the Partnership's cable television systems or as to the timing or terms of any such sales. The following table sets forth the assets (exclusive of certain assets not directly allocable to the Partnership's cable television systems) and revenue for each of the Partnership's cable television systems:

                                    March 31,        December 31,
         Total Assets                  1996              1995
         ------------               ----------       ------------
         Southern Tennessee         $   5,363            6,689
         Riverside                     21,562           23,281
         St. Mary's                    22,923           23,386
         Lower Delaware                24,854           25,786
                                    ---------           ------
                                    $  74,702           79,142
                                    =========           ======


                                   Three months  ended March 31,
                                   -----------------------------
         Revenue                       1996             1995
         -------                   ------------      -----------

         Southern Tennessee         $     950              904
         Riverside                      2,038            1,922
         St. Mary's                     1,599            1,487
         Lower Delaware                 2,138            1,804
                                    ---------            -----
                                    $   6,725            6,117
                                    =========            =====

(3)      Allocation of Net Earnings and Net Losses
         Net earnings and net losses shall be allocated 99% to the limited partners and 1% to the general partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the general partner until cumulative distributions to the limited partners equal the limited partners' aggregate contributions, plus 6% per annum ("Payback"). After the limited partners have received distributions equal to Payback, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the general partners and 75% to the limited partners.

         Net (earnings) loss per limited partnership unit is calculated by dividing net earnings (loss) attributable to the limited partners by the number of limited partnership units outstanding during each period.

(4)      Supplemental Disclosure of Cash Flow Information
         The Partnership considers investments with initial maturities of three months or less to be cash equivalents.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


         Cash paid by the Partnership for interest was $145,000 and $342,000 during the three months ended March 31, 1996 and 1995, respectively.

(5)      Negative Investment in Newport News
         Net earnings and net losses of Newport News are allocated and distributions are made to the Partnership and to ACT 4 in the ratio of their respective ownership interests. See note 2.


(6)      Debt
         The Partnership's bank credit facility provided for a revolving line of credit of $28,500,000 at March 31, 1996. Effective April 15, 1996, the Partnership revised certain of the provisions of its bank credit facility to reduce the maximum available borrowing pursuant to such revolving line of credit to $15,000,000. Such revolving line of credit is reduced quarterly through December 31, 1999. Interest is paid quarterly at variable rates (6.4% at March 31, 1996) depending on certain financial ratios. The agreement contains several covenants whereby the Partnership agrees to the maintenance of certain cash flow ratios and limitations on other indebtedness and distributions. The credit agreement is secured by substantially all of the Partnership's assets.

         In addition, the Partnership is required to pay an annual commitment fee of 3/8%, payable quarterly, of the unborrowed funds, and a quarterly agent's fee. Such fees were not significant during the three months ended March 31, 1996 and 1995.


(7)      Transactions with Related Parties
         The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $1,297,000 and $1,088,000 during the three months ended March 31, 1996 and 1995, respectively.

         The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $387,000 and $369,000 for the three months ended March 31, 1996 and 1995, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements aggregated $119,000 and $109,000 for the three months ended March 31, 1996 and 1995, respectively.

         Riverside shares office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the three months ended March 31, 1996 and 1995, Riverside's operating and administrative salaries and expenses aggregated $550,000 and $616,000, respectively.

         ACT 5 is also obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. To the extent ACT 5 at its termination has not made distributions to the limited partners equal to Payback, the net disposition fees received by Cablevision will be returned to ACT 5 to the extent necessary to allow ACT 5 to make distributions equal to Payback. In the event that the disposition fees refunded by Cablevision are insufficient to provide Payback, Cablevision will not be obligated to make up the deficiency. See notes 2 and 3.

         Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


Management's Discussion and Analysis of
  Financial Condition and Results of Operations


         The following discussion should be read in conjunction with the accompanying financial statements and the Partnership's December 31, 1995 Annual Report on Form 10-K.

         General

         Asset Sales.  On January 1, 1996, Newport News sold the Newport
News System to Cox, an unaffiliated third party, for cash proceeds of $121,886,000. Pursuant to the terms of the sale agreement, $5,000,000 of the sales price is being held in escrow and is subject to any indemnifiable claims made by Cox through September 27, 1996. The Partnership has a 40% ownership interest in Newport News. In connection with the January 1996 Newport News Sale, Newport News used most of the net cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 ($2,751,000 to Cablevision and $917,000 to Presidio) and (iii) make distributions to the Partnership and ACT 4 of $33,696,000 and $50,544,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions on March 29, 1996 to its general and limited partners of $333,000 ($266,000 to Cablevision and $67,000 to Presidio) and $33,001,000 ($165 per Unit for limited partners of record as of January 1, 1996), respectively.

         The Partnership has selected a broker to solicit offers for the purchase of Southern Tennessee, Riverside, St. Mary's and Lower Delaware. No prediction can be made as to whether this action will result in the sale of the Partnership's cable television systems or as to the timing or terms of any such sales.

         Regulation.  On October 5, 1992, Congress enacted the Cable
Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission ("FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Partnership's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. The regulations established bench mark rates in 1993, which were further reduced in 1994, to which the rates charged by cable operators for Regulated Services were required to conform.

         The Partnership reduced its rates in 1993 and 1994 and limited its rate increase in 1995 in response to FCC regulations. The Partnership believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Partnership's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         On February 8, 1996, the Telecommunications Act of 1996 (the "1996 Telecom Act") was signed into law. Because the 1996 Telecom Act does not deregulate cable programming services tier rates until 1999 (and basic service tier rates will remain regulated thereafter), the Partnership believes that the 1993 and 1994 rate regulations have had and will continue to have a material adverse effect on its results of operations.

         Competition. Since 1992, most of Riverside's service areas have been subject to competition from an MMDS operator (the "California MMDS Operator"). The Partnership believes that the California MMDS Operator's service is available to over 50% of the households in Riverside's service areas and that the California MMDS Operator does not presently serve more than 15% of the households in any given franchise area. Although the above-described competition could have an adverse effect on the Partnership's financial condition and results of operations, the Partnership is unable to predict the extent of any such effect at this time. For additional information concerning the revenue and subscriber bases of Riverside, see Partnership's Cable Systems below.

         In addition to MMDS, the Partnership competes with other distributors of the same or similar video programming as that offered by its cable systems. One such competitor is DBS. DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite. At least two DBS operators offer nationwide video services that can be received by a satellite dish that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available to the Partnership's cable systems. As the cost of equipment needed to receive these transmissions declines, it is expected that the Partnership will experience increased and substantial competition from DBS operators. In this regard, DBS service is now available within the service areas of all of the Partnership's cable television systems. The Partnership cannot predict what impact, if any, such DBS services might have in the future.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         Existing law precludes rate regulation wherever a cable operator faces "effective competition." Notwithstanding the existence of the above-described competition, the Partnership currently believes that none of its cable television systems are subject to "effective competition" as defined in the 1992 Cable Act. In the event that any provider of video programming were to provide service to more than 15% (and be available to more than 50%) of the households in a given franchise area, such franchise area would be subject to "effective competition" and accordingly, would not be subject to rate regulation under the 1992 Cable Act. However, the 1996 Telecom Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including one broadcast) in the franchise area. The California MMDS Operator was acquired by the local exchange carrier in July 1995. The FCC will be conducting a rulemaking to clarify the statutory language with respect to the expanded definition of "effective competition." If the FCC rules were to indicate that the California MMDS Operator provides "effective competition" to Riverside, the Partnership would take the appropriate steps to attempt to deregulate Riverside's service rates. Even if Riverside's rates were to be deregulated, the Partnership believes that competitive and other factors may limit Riverside's ability to increase its service rates.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that it will face substantial competition from telephone companies for the provision of video services. The Partnership assumes that all major telephone companies have already entered or soon will enter the business of providing video services. The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of significant competition in the delivery of video services. The Partnership is aware that one regional bell operating company has completed installation of a fiber optic network within Lower Delaware's franchise areas. Based on the foregoing, the Partnership continues to believe that its cable systems will experience competition from alternative providers of video programming services in the future. The Partnership presently cannot predict the effect that any such competition might have on its financial condition or results of operations.

         The Partnership's cable television systems are presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on its financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place the Partnership at a competitive disadvantage if it were not to implement certain technological improvements to its cable television systems. This is particularly true of the cable television systems operated by Lower Delaware and St. Mary's, which systems (i) offer significantly fewer channels, (ii) experience higher maintenance costs and (iii) provide a lower quality picture than is currently attainable by state-of-the-art cable television systems and DBS. The Partnership anticipates that any technological improvements generally would include the replacement of coaxial trunk cable with optical fiber and the development of digital compression technology. The Partnership's preliminary analyses indicate that the cost of technological improvements could be significant. The Partnership would only consider proceeding with the implementation of technological improvements if it believed that such an investment would be prudent based upon (i) the anticipated holding period for the applicable cable television system, (ii) franchise requirements and (iii) other relevant factors. As described under "General - Asset Sales," the Partnership has selected a broker to solicit offers for the purchase of its cable television systems. In this regard, the Partnership would only consider proceeding with such technological improvements in the event that (i) suitable buyers could not be located for its cable television systems or (ii) technological improvements were to be mandated by franchise authorities. See "Material Changes in Financial Condition" below.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         Partnership's Cable Systems. The following table sets forth information for the Partnership's cable systems for the periods indicated (amounts in thousands):

                                                   March 31,
                                            ----------------------
         Basic Subscribers                   1996            1995
         -----------------                  ------          ------

          Southern Tennessee                 11.4            11.0
          Riverside (1)                      19.2            18.9
          St. Mary's                         17.8            17.2
          Lower Delaware (2)                 27.7            25.9
                                             ----            ----

                                             76.1            73.0
                                             ====            ====

         Premium Subscriptions (3)
         ---------------------

          Southern Tennessee                  8.4             7.8
          Riverside (1)                      22.2            27.0
          St. Mary's                         19.5            13.9
          Lower Delaware (2)                 20.2            12.9
                                             ----            ----

                                             70.3            61.6
                                             ====            ====


                                                 Three months ended
                                                      March 31,
                                              ------------------------
          Revenue (4)                           1996            1995
          -------                             --------         -------

           Southern Tennessee                 $    950             904
           Riverside (1)                         2,038           1,922
           St. Mary's                            1,599           1,487
           Lower Delaware                        2,138           1,804
                                              --------         -------

                                              $  6,725           6,117
                                              ========         =======

- - ----------------------

(1) As described under "General-Competition" above, Riverside is subject to competition from the California MMDS Operator. Additionally, the economy within Riverside's service areas has been adversely affected by recent military base closures and downsizings. Although the foregoing factors could have an adverse effect on Riverside's financial condition and results of operations, the Partnership is unable to predict the extent of any such effect at this time.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         (2) Lower Delaware's basic subscribers and premium subscriptions are subject to seasonal fluctuations and generally are higher during the vacation months of May through October as compared to November through April.

         (3) A basic subscriber may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. The 8,700 or 14% increase in the Partnership's consolidated 1996 premium subscriptions is comprised of a 5,900 increase in STARZ! subscriptions, a 3,800 increase in "ENCORE" subscriptions and a 1,000 decrease in traditional premium subscriptions. Fluctuations in the Partnership's traditional premium subscriptions are generally the result of the timing of promotional campaigns that involve the packaging of premium services at a lower per-unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, the Partnership typically experiences reductions in the number of its traditional premium subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $5.00, as compared to $9.00 to $13.00 for other premium services.

         (4) For additional information concerning the Partnership's revenue, see "Material Changes in Results of Operations" below.

         Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. The Partnership's Operating Cash Flow decreased 9% from $3,107,000 in 1995 to $2,831,000 in 1996. Such decrease is the net result of the revenue and expense variances discussed in "Material Changes in Results of Operations" below. During the three months ended March 31, 1996, Lower Delaware, St. Mary's, Riverside and Southern Tennessee contributed $1,080,000 (38%), $564,000 (20%), $679,000 (24%) and $508,000 (18%),
respectively, to the aggregate Operating Cash Flow of the Partnership. The foregoing amounts, which include allocations of certain Partnership expenses, are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

         At March 31, 1996, Southern Tennessee, Riverside, St. Mary's, and Lower Delaware passed approximately 14,100, 31,200, 23,500 and 32,900 homes, respectively.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         Material Changes in Results of Operations

         Revenue increased 10% during the three month period ended March 31, 1996, as compared to the corresponding prior year amount. Such increase is due primarily to (i) a 4% increase in the average number of basic subscribers, (ii) a 5% increase in the weighted average rate received for Regulated Services and
(iii) a 10% increase in the average number of premium subscriptions. The increase in the average number of premium subscriptions was partially offset by decreases in the average monthly price received for each premium subscription. For additional information, see "General - Partnership's Cable Systems and Regulation" above.

         Programming expense increased 23% during the three month period ended March 31, 1996, as compared to the corresponding prior year amount. Such increase is primarily attributable to an increase in the average number of subscribers as noted above and higher basic programming rates. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services. The Partnership's regulated cable television systems have made the appropriate filings to effectuate rate increases for their Regulated Services, which rate increases will be effective in June 1996.

         Operating costs increased 12% during the three month period ended March 31, 1996, as compared to the corresponding prior year amount. Such increase is primarily attributable to an increase in maintenance costs.

         Selling, general and administrative ("SG&A") expenses increased 20% during the three months ended March 31, 1996, as compared to the corresponding prior year period. Such increase is the result of increased franchise costs and other individually insignificant increases in certain components of SG&A expenses.

         Other income in 1995 represents a refund of a portion of the state sales and use tax that was paid by the Partnership in connection with the 1992 acquisitions of St. Mary's and Lower Delaware.

         Material Changes in Financial Condition

         During the three months ended March 31, 1996, the Partnership used cash provided by operating activities and investing activities of $5,420,000 and $32,976,000, respectively, to fund financing activities of $39,734,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

         The Partnership's bank credit facility provided for a revolving line of credit of $28,500,000. At March 31, 1996, $26,200,000 of the facility was unused. Effective April 15, 1996, the Partnership revised certain of the provisions of its bank credit facility to reduce the maximum available borrowing pursuant to such revolving line of credit to $15,000,000. Such revolving line of credit is reduced quarterly through December 31, 1999. Although the Partnership was in compliance with the facility's restrictive covenants at March 31, 1996, additional borrowings under the facility are subject to the Partnership's continuing compliance with the restrictive covenants (which include the maintenance of certain ratios of total debt to cash flow and cash flow to debt service, as defined). See note 6 to the accompanying financial statements.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         Material Changes in Financial Condition (continued)

         The Partnership estimates that during 1996 it will spend approximately $8,715,000 for capital expenditures (of which approximately $1,025,000, $540,000, $3,450,000 and $3,700,000 relate to Riverside, Southern Tennessee, Lower Delaware, and St. Mary's, respectively). Such estimated capital expenditures do not include any costs associated with the implementation of significant technological improvements to the Partnership's cable television systems, as previously discussed under "General - Competition". During the three months ended March 31, 1996, the Partnership expended $726,000 for capital expenditures.

         The Partnership anticipates that its sources of liquidity will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General - Competition"), service outstanding debt and meet its other liquidity requirements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


         (a)     Exhibits:

                 (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1996:


                                Items
        Date of Report         Reported           Financial Statements Filed:
        --------------         --------           ---------------------------

        January 12, 1996        Item 5            None

        January 31, 1996        Item 5            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                       (A Colorado Limited Partnership)

                                      By:    IR-TCI PARTNERS V, L.P.,
                                             Its General Partner

                                      By:    TCI VENTURES FIVE, INC.,
                                             A General Partner



Date:     May 15, 1996                By:    /s/ Gary K. Bracken
                                            ----------------------------------
                                            Gary K. Bracken
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION                            PAGE
- - -------                      -----------                            ----

  27                    Financial Data Schedule