Form 10-Q
period 1996-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1996-08-14
CIK 810963

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended June 30, 1996

                                       OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File No. 0-16784


                     AMERICAN CABLE TV INVESTORS 5, LTD.
            ----------------------------------------------------
           (Exact name of Registrant as specified in its charter)


            State of Colorado                               84-1048934
    ------------------------------------                 -----------------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)


              5619 DTC Parkway
            Englewood, Colorado                                80111
   ----------------------------------------               ----------------
   (Address of principal executive offices)                  (Zip Code)


     Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes   X     No
                                                 -------     -------

PART I - FINANCIAL INFORMATION

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                                Balance Sheets

                                 (unaudited)



                                                               June 30,           December 31,
                                                                 1996                 1995
                                                            --------------       --------------
                                                                    amounts in thousands
Assets
- - ------
Cash and cash equivalents (note 4)                           $   2,006                  1,338

Trade and other receivables, net of allowance
    for doubtful receivables                                       396                    451

Prepaid expenses                                                    88                    124

Investment in Newport News
    Cablevision, Ltd. ("Newport News")
    (notes 2 and 5)                                              2,013                     --

Property and equipment:
   Land                                                             39                     39
   Cable distribution systems                                   59,035                 57,340
   Support equipment                                             4,640                  4,418
                                                             ---------               --------
                                                                63,714                 61,797
   Less accumulated depreciation                                25,004                 22,003
                                                             ---------               --------
                                                                38,710                 39,794
                                                             ---------               --------

Franchise costs and other intangibles                           75,688                 75,688
   Less accumulated amortization                                42,812                 38,638
                                                             ---------               --------
                                                                32,876                 37,050
                                                             ---------               --------

Other assets, net of accumulated amortization                      339                    385
                                                             ---------               --------

                                                             $  76,428                 79,142
                                                             =========               ========



                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets (continued)

                                                      June 30,            December 31,
                                                        1996                  1995
                                                   --------------       ---------------
                                                           amounts in thousands
Liabilities and Partners' Equity
- - --------------------------------

Accounts payable                                       $     22                    127

Accrued expenses:
   Franchise fees                                           385                    523
   Other                                                  1,255                  1,159
                                                       --------              ---------
                                                          1,640                  1,682
                                                       --------              ---------

Subscriber advance payments and converter
   deposits                                               1,053                  1,323

Amounts due to related parties (note 7)                   9,334                  5,264

Debt (note 6)                                             2,000                  8,700

Negative investment in Newport News
   (notes 2 and 5)                                           --                  4,206
                                                       --------              ---------

      Total liabilities                                  14,049                 21,302
                                                       --------              ---------

Partners' equity (deficit):
   General partner                                       (2,678)                (2,724)
   Limited partners                                      65,057                 60,564
                                                       --------              ---------

      Total partners' equity                             62,379                 57,840
                                                       --------              ---------

Commitments (note 7)
                                                       $ 76,428                 79,142
                                                       ========              =========





See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)




                                                              Three months ended                 Six months ended
                                                                   June 30,                          June 30,
                                                       ------------------------------     ----------------------------
                                                           1996              1995             1996             1995
                                                       -----------       ------------     -----------      -----------
                                                                           amounts in thousands,
                                                                            except unit amounts
Revenue                                                  $   7,019             6,446          13,744         12,563

Operating costs and expenses:
   Programming (primarily from
      related parties - note 7)                              1,415             1,254           2,784          2,371
   Operating (including allocations
      from related parties - note 7)                           772               705           1,459          1,316
   Selling, general and administrative
      (including charges from related
      parties - note 7)                                      2,355             2,202           4,580          4,052
   Depreciation and amortization                             3,586             3,634           7,221          7,252
                                                           -------           -------         --------       -------

            Total operating expenses                         8,128             7,795          16,044         14,991
                                                           -------           -------         -------        -------

            Operating loss                                  (1,109)           (1,349)         (2,300)        (2,428)

Other income (expense):
   Interest expense                                            (77)             (245)           (197)          (501)
   Interest income                                              26                15             455             15
   Other income                                                 --                --              --            199
   Share of earnings (losses)
      of Newport News (notes 2 and 5)                            8              (129)         39,915           (210)
                                                           -------           -------         -------        -------

            Net earnings (loss)                          $  (1,152)           (1,708)         37,873         (2,925)
                                                         =========           =======         =======        =======

Net earnings (loss) per limited
   partnership unit (note 3)                             $   (5.70)            (8.45)         187.47         (14.48)
                                                         =========           =======         =======        =======

Limited partnership units outstanding                      200,005           200,005         200,005        200,005
                                                         =========           =======         =======        =======



See accompanying notes to financial statements.

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                        Statement of Partners' Equity

                        Six months ended June 30, 1996

                                  (unaudited)



                                                               General          Limited
                                                               partner          partners          Total
                                                              ---------         --------          ------
                                                                         amounts in thousands
Balance at January 1, 1996                                     $  (2,724)          60,564          57,840

   Distribution                                                     (333)         (33,001)        (33,334)

   Net earnings                                                      379           37,494          37,873
                                                               ---------       ----------        --------

Balance at June 30, 1996                                       $  (2,678)          65,057          62,379
                                                               =========       ==========        ========



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)


                                                                           Six months ended
                                                                                June 30,
                                                                       -------------------------
                                                                         1996             1995
                                                                       ---------        --------
                                                                         amounts in thousands
                                                                              (see note 4)
 Cash flows from operating activities:
    Net earnings (loss)                                                 $ 37,873          (2,925)
    Adjustments to reconcile net earnings (loss)
       to net cash provided by operating activities:
          Depreciation and amortization                                    7,221           7,252
          Share of (earnings) losses of Newport News                     (39,915)            210
          Net change in receivables, prepaid
             expenses and other assets                                        91            (227)
          Net change in accounts payable,
             accrued expenses, subscriber
             advance payments and converter
             deposits, and amounts due
             to related parties                                            3,653           1,793
                                                                       ---------        --------

                Net cash provided by operating activities                  8,923           6,103
                                                                       ---------        --------

 Cash flows from investing activities:
    Capital expended for property and equipment                           (1,925)         (2,179)
    Distribution from Newport News                                        33,696              --
    Other investing activities                                                 8              44
                                                                       ---------        --------

               Net cash provided by (used in) investing activities        31,779          (2,135)
                                                                       ---------        --------

 Cash flows from financing activities:
    Repayments of debt                                                    (6,700)         (2,500)
    Distributions to partners                                            (33,334)             --
                                                                       ---------        --------

                Net cash used in financing activities                    (40,034)         (2,500)
                                                                       ---------        --------

                Net increase in cash and cash
                   equivalents                                               668           1,468

                Cash and cash equivalents:
                   Beginning of period                                     1,338             599
                                                                       ---------        --------

                   End of period                                       $   2,006           2,067
                                                                       =========        ========


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1996

                                  (unaudited)


(1)      Basis of Financial Statement Preparation
         The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

         The Partnership adopted Statement No. 121 effective January 1, 1996. Such adoption did not have a significant effect on the financial position or results of operations of the Partnership. The Partnership periodically reviews the carrying amount of its long-lived assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Partnership considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Partnership deems Assets to be impaired if the Partnership is unable to recover the carrying value of its Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. The Partnership generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      Asset Sales
         On January 1, 1996, Newport News sold its cable television system (the "Newport News System") to Cox Communications Rhode Island, Inc. (formerly Cox Cable Hampton Roads, Inc. ("Cox")), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price is being held in escrow and is subject to any indemnifiable claims made by Cox through September 27, 1996. The Partnership has a 40% ownership interest in Newport News. In connection with the January 1996 Newport News Sale, Newport News used most of the cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 ($2,751,000 to
         Cablevision and $917,000 to Presidio) and (iii) make distributions to the Partnership and ACT 4 of $33,696,000 and $50,544,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions on March 29, 1996 to its general and limited partners of $333,000 ($266,000 to Cablevision and $67,000 to Presidio) and $33,001,000 ($165 per Unit for limited partners of record as of January 1, 1996), respectively.

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

                                           June 30,             December 31,
         Total Assets                        1996                   1995
         ------------                    -----------            ------------
         Southern Tennessee                $  5,313                 6,689
         Riverside                           20,271                23,281
         St. Mary's                          23,420                23,386
         Lower Delaware                      25,411                25,786
                                           --------               -------
                                           $ 74,415                79,142
                                           ========               =======


                                             Six months ended June 30,
                                           -----------------------------
         Revenue                              1996               1995
         -------                           ----------          ---------
         Southern Tennessee                 $   1,936             1,839
         Riverside                              4,079             3,974
         St. Mary's                             3,321             3,010
         Lower Delaware                         4,408             3,740
                                            ---------            ------
                                            $  13,744            12,563
                                            =========            ======

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

(4)      Supplemental Disclosure of Cash Flow Information
         The Partnership considers investments with initial maturities of six months or less to be cash equivalents. At June 30, 1996, $801,000 of the Partnership's cash and cash equivalents was invested in money market funds.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


         Cash paid by the Partnership for interest was $208,000 and $588,000 during the six months ended June 30, 1996 and 1995, respectively.


(5)      Investment in Newport News
         Net earnings and net losses of Newport News are allocated and distributions are made to the Partnership and to ACT 4 in the ratio of their respective ownership interests. See note 2.


(6)      Debt
         The Partnership's bank credit facility provided for a revolving line of credit of $15,000,000 at June 30, 1996. Such revolving line of credit is reduced quarterly beginning March 31, 1998 through December 31, 1999. Interest is paid quarterly at variable rates (6.4% at June 30, 1996) depending on certain financial ratios. The agreement contains several covenants whereby the Partnership agrees to the maintenance of certain cash flow ratios and limitations on other indebtedness and distributions. The credit agreement is secured by substantially all of the Partnership's assets.

         In addition, the Partnership is required to pay an annual commitment fee of 3/8%, payable quarterly, of the unborrowed funds, and a quarterly agent's fee. Such fees were not significant during the six months ended June 30, 1996 and 1995.


(7)      Transactions with Related Parties
         The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $2,672,000 and $2,182,000 during the six months ended June 30, 1996 and 1995, respectively.

         The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $800,000 and $749,000 for the six months ended June 30, 1996 and 1995, respectively.

                                                                     (continued)

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                        Notes to Financial Statements


         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements aggregated $238,000 and $237,000 for the six months ended June 30, 1996 and 1995, respectively.

         Riverside shares office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the six months ended June 30, 1996 and 1995, Riverside's operating and administrative salaries and expenses aggregated $1,200,000 and $1,292,000, respectively.

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

         Competition. Since 1992, most of Riverside's service areas have been subject to competition from an MMDS operator (the "California MMDS Operator"). The Partnership believes that the California MMDS Operator's service is available to over 50% of the households in Riverside's service areas and that the California MMDS Operator does not presently serve more than 15% of the households in any given franchise area. Although the above-described competition could have an adverse effect on the Partnership's financial condition and results of operations, the Partnership is unable to predict the extent of any such effect at this time. For additional information concerning the revenue and subscriber bases of Riverside, see "Partnership's Cable Systems" below.

         In addition to MMDS, the Partnership competes with other distributors of the same or similar video programming as that offered by its cable systems. One such competitor is the direct broadcast satellite business ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite. At least two DBS operators offer nationwide video services that can be received by a satellite dish that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available to the Partnership's cable systems. As the cost of equipment needed to receive these transmissions declines, it is expected that the Partnership will experience increased and substantial competition from DBS operators. In this regard, DBS service is now available within the service areas of all of the Partnership's cable television systems. The Partnership cannot predict what impact, if any, such DBS services might have in the future.

                                                                     (continued)

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


         General (continued)

         Existing law precludes rate regulation wherever a cable operator faces "effective competition." Notwithstanding the existence of the above-described competition, the Partnership currently believes that none of its cable television systems are subject to "effective competition" as defined in the 1992 Cable Act. In the event that any provider of video programming were to provide service to more than 15% (and be available to more than 50%) of the households in a given franchise area, such franchise area would be subject to "effective competition" and accordingly, would not be subject to rate regulation under the 1992 Cable Act. However, the 1996 Telecom Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including one broadcast) in the franchise area. The California MMDS Operator was acquired by the local exchange carrier in July 1995. The FCC is conducting a rulemaking to clarify the statutory language with respect to the expanded definition of "effective competition." If the FCC rules were to indicate that the California MMDS Operator provides "effective competition" to Riverside, the Partnership would take the appropriate steps to attempt to deregulate Riverside's service rates. Even if Riverside's rates were to be deregulated, the Partnership believes that competitive and other factors may limit Riverside's ability to increase its service rates.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that it will face substantial competition from telephone companies for the provision of video services. The Partnership assumes that all major telephone companies have already entered or soon will enter the business of providing video services. The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of competition in the delivery of video services. The Partnership is aware that one regional bell operating company has completed installation of a fiber optic network within Lower Delaware's franchise areas. Based on the foregoing, the Partnership continues to believe that its cable systems will experience competition from alternative providers of video programming services in the future. The Partnership presently cannot predict the effect that any such competition might have on its financial condition or results of operations.

         The Partnership's cable television systems are presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on its financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place the Partnership at a competitive disadvantage if it were not to implement certain technological improvements to its cable television systems. This is particularly true of the cable television systems operated by Lower Delaware and St. Mary's, which systems (i) offer significantly fewer channels, (ii) experience higher maintenance costs and (iii) provide a lower quality picture than is currently attainable by state-of-the-art cable television systems and DBS. The Partnership anticipates that any technological improvements generally would include the replacement of coaxial trunk cable with optical fiber and the development of digital compression technology. The Partnership's preliminary analyses indicate that the cost of technological improvements could be significant. The Partnership would only consider proceeding with the implementation of technological improvements if it believed that such an investment would be prudent based upon (i) the anticipated holding period for the applicable cable television system, (ii) franchise requirements and (iii) other relevant factors. As describe above under "Asset Sales," the Partnership has selected a broker to solicit offers for the purchase of its cable television systems. In this regard, the Partnership would only consider proceeding with such technological improvements in the event that (i) suitable buyers could not be located for its cable television systems or (ii) technological improvements were to be mandated by franchise authorities. See "Material Changes in Financial Condition" below.

                                                                     (continued)

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


         General (continued)

         Partnership's Cable Systems. The following table sets forth information for the Partnership's cable systems for the periods indicated (amounts in thousands):

                                                      June 30,
                                               -------------------------
             Basic Subscribers                   1996             1995
             -----------------                 -------          --------
                   Southern Tennessee             11.4             11.1
                   Riverside (1)                  19.3             19.1
                   St. Mary's                     18.1             17.3
                   Lower Delaware (2)             28.7             27.6
                                               -------          -------

                                                  77.5             75.1
                                               =======          =======

             Premium Subscriptions (3)
             ---------------------

                   Southern Tennessee              8.2              8.0
                   Riverside (1)                  22.0             22.0
                   St. Mary's                     21.6             16.2
                   Lower Delaware (2)             22.4             14.7
                                               -------          -------

                                                  74.2             60.9
                                               =======          =======


                                                  Six months ended
                                                       June 30,
                                             --------------------------
             Revenue (4)                        1996             1995
             -------                         ---------        ---------

                   Southern Tennessee        $  1,936            1,839
                   Riverside (1)                4,079            3,974
                   St. Mary's                   3,321            3,010
                   Lower Delaware               4,408            3,740
                                             --------         --------

                                              $13,744           12,563
                                              =======         ========




- - ----------------------------

         (1) As described under "Competition" above, Riverside is subject to competition from the California MMDS Operator. Additionally, the economy within Riverside's service areas has been adversely affected by military base closures and downsizings. Although the foregoing factors could have an adverse effect on Riverside's financial condition and results of operations, the Partnership is unable to predict the extent of any such effect at this time.

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

         (3) A basic subscriber may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. The 13,300 or 22% increase in the Partnership's consolidated 1996 premium subscriptions is comprised of a 6,600 increase in STARZ! subscriptions, a 5,300 increase in "ENCORE" subscriptions and a 1,400 increase in traditional premium subscriptions. Fluctuations in the Partnership's premium subscriptions are generally the result of the timing of promotional campaigns that involve the packaging of premium services at a lower per-unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, the Partnership typically experiences reductions in the number of its traditional premium subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $5.00, as compared to $9.00 to $13.00 for other premium services.

         (4) For additional information concerning the Partnership's revenue, see "Material Changes in Results of Operations" below.

         Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. The Partnership's Operating Cash Flow increased 3% from $5,573,000 in 1995 to $5,721,000 in 1996. Such increase is the net result of the revenue and expense variances discussed in "Material Changes in Results of Operations" below. During the six months ended June 30, 1996, Lower Delaware, St. Mary's, Riverside and Southern Tennessee contributed $2,133,000 (37%), $1,336,000 (24%), $1,264,000 (22%) and $988,000 (17%), respectively, to the aggregate Operating Cash Flow of the Partnership. The foregoing amounts, which include allocations of certain Partnership expenses, are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

         At June 30, 1996, Southern Tennessee, Riverside, St. Mary's, and Lower Delaware passed approximately 14,500, 31,100, 26,500 and 34,700 homes, respectively.

                                                                     (continued)

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


         Material Changes in Results of Operations

         Revenue increased 9% during the six month period ended June 30, 1996, as compared to the corresponding prior year amount. Such increase is due primarily to (i) a 5% increase in the weighted average rate received for Regulated Services (see related discussion below), (ii) a 2% increase in the average number of basic subscribers and (iii) a 15% increase in the average number of premium subscriptions. The increase in the weighted average rate received for Regulated Services is attributable to the implementation during the first half of 1996, of rate increases by three of the Partnership's four cable television systems. The increase in the average number of premium subscriptions was partially offset by decreases in the average monthly price received for each premium subscription. For additional information, see "General - Partnership's Cable Systems and Regulation" above.

         Programming expense increased 17% during the six month period ended June 30, 1996, as compared to the corresponding prior year amount. Such increase is primarily attributable to higher basic programming rates and an increase in the average number of subscribers as noted above. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services. The Partnership's regulated cable television systems increased their rates for Regulated Services in June 1996.

         Operating costs increased 11% during the six month period ended June 30, 1996, as compared to the corresponding prior year amount. Such increase is primarily attributable to increased labor costs.

         Selling, general and administrative ("SG&A") expenses increased 13% during the six months ended June 30, 1996, as compared to the corresponding prior year period. Such increase is the result of (i) increased franchise fees (which are calculated as a percentage of revenue), (ii) higher marketing and advertising costs and (iii) other individually insignificant increases in certain components of SG&A expenses.

         Interest income increased $440,000 during the six months ended June 30, 1996, as compared to the corresponding prior year period. Such increase is due to a higher amount of available cash held for investment. The increase in cash held for investment is attributable to ACT 5's share of proceeds from the Newport News Sale. See note 2 to the accompanying financial statements.

         Other income in 1995 represents a refund of a portion of the state sales and use tax that was paid by the Partnership in connection with the 1992 acquisitions of St. Mary's and Lower Delaware.

         Material Changes in Financial Condition

         During the six months ended June 30, 1996, the Partnership used cash provided by operating activities and investing activities of $8,923,000 and $31,779,000, respectively, to fund financing activities of $40,034,000 and an increase in cash of $668,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

                                                                     (continued)

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


         Material Changes in Financial Condition (continued)

         The Partnership's bank credit facility provides for a revolving line of credit of $15,000,000. At June 30, 1996, $13,000,000 of the facility was unused. Such revolving line of credit is reduced quarterly beginning March 31, 1998 through December 31, 1999. Although the Partnership was in compliance with the facility's restrictive covenants at June 30, 1996, additional borrowings under the facility are subject to the Partnership's continuing compliance with the restrictive covenants (which include the maintenance of certain ratios of total debt to cash flow and cash flow to debt service, as defined). See note 6 to the accompanying financial statements.

         The Partnership estimates that during 1996 it will spend approximately $8,715,000 for capital expenditures (of which approximately $1,025,000, $540,000, $3,450,000 and $3,700,000 relate to Riverside, Southern Tennessee, Lower Delaware, and St. Mary's, respectively). Such estimated capital expenditures do not include any costs associated with the implementation of significant technological improvements to the Partnership's cable television systems, as previously discussed under "General - Competition". During the six months ended June 30, 1996, the Partnership expended $1,925,000 for capital expenditures.

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

                     AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 5. Effective June 25, 1996, Arthur C. Belanger and Paul F. Schonewolf were elected to the Board of Directors of TCI Ventures Five, Inc. Stephen M. Brett and Marvin Jones continue to serve on the Board of Directors of TCI Ventures Five, Inc.


Item 6.  Exhibits and Reports on Form 8-K


     (a)     Exhibits:

             (27)  Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1996 - none


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


                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                       (A Colorado Limited Partnership)

                                       By:  IR-TCI PARTNERS V, L.P.,
                                            Its General Partner

                                       By:  TCI VENTURES FIVE, INC.,
                                            A General Partner



Date:     August 14, 1996              By:  /s/ Gary K. Bracken
                                            -----------------------------------
                                            Gary K. Bracken
                                            Vice President and Controller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


Exhibit No.                 Description
- - -----------                 -----------

   27                       Financial Data Schedule