Form 10-Q
period 1996-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1996-11-14
CIK 810963

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                            Form 10-Q


(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1996

                               OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                    AMERICAN CABLE TV INVESTORS 5, LTD.
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)


           State of Colorado                       84-1048934
    -------------------------------             -----------------
    (State or other jurisdiction of             (I.R.S.Employer
    incorporation or organization)              Identification No.)


       5619 DTC Parkway
     Englewood, Colorado                              80111
---------------------------------------          ----------------


 Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                            ---        ---

PART I - FINANCIAL INFORMATION

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                         Balance Sheets

                           (unaudited)



                                       September 30,   December 31,
                                           1996           1995
                                       -------------   -----------
Assets                                     amounts in thousands

Cash and cash equivalents (note 4)      $ 2,629          1,338

Trade and other receivables, net of
 allowance for doubtful receivables         504            451

Prepaid expenses                            138            124

Investment in Newport News
 Cablevision, Ltd.
 ("Newport News") (notes 2 and 5)         2,074             --

Property and equipment:
 Land                                        39             39
 Cable distribution systems              61,262         57,340
 Support equipment                        4,755          4,418
                                         ------         ------
                                         66,056         61,797
 Less accumulated depreciation           26,372         22,003
                                         ------         ------
                                         39,684         39,794
                                         ------         ------

Franchise costs and other intangibles    75,688         75,688
 Less accumulated amortization           44,829         38,638
                                         ------         ------
                                         30,859         37,050
                                         ------         ------
Other assets, net of accumulated
 amortization                               319            385
                                         ------         ------
                                        $76,207         79,142
                                        =======         ======

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                   Balance Sheets (continued)


                                       September 30,  December 31,
                                           1996           1995
                                       -------------  ------------
                                           amounts in thousands

Liabilities and Partners' Equity

Accounts payable                        $    22            127

Accrued expenses:
 Franchise fees                             511            523
 Other                                    1,287          1,159
                                         ------         ------
                                          1,798          1,682
                                         ------         ------
Subscriber advance payments and
 converter deposits                         948          1,323

Amounts due to related parties
 (note 7)                                 9,937          5,264

Debt (note 6)                             2,000          8,700

Negative investment in Newport News
 (notes 2 and 5)                             --          4,206
                                         ------         ------

   Total liabilities                     14,705         21,302
                                         ------         ------

Partners' equity (deficit):
 General partner                        (2,687)        (2,724)
 Limited partners                        64,189         60,564
                                        -------        -------

   Total partners' equity                61,502         57,840
                                        -------        -------

Commitments (note 7)
                                        $76,207         79,142
                                        =======         ======


See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                    Statements of Operations

                           (unaudited)




                               Three months ended      Nine months ended
                                  September 30,           September 30,
                               ------------------      -----------------
                                1996       1995        1996        1995
                                ----       ----        ----        ----
                                       amounts in thousands,
                                        except unit amounts

Revenue                       $ 7,000    6,566      20,744   19,129

Operating costs and expenses:
  Programming (primarily from
   related parties - note 7)     1,492   1,269       4,276    3,640
  Operating (including
   allocations from related
   parties - note 7)               751     677       2,210    1,993
  Selling, general and
   administrative (including
   charges from related parties
   - note 7)                     2,263   2,009       6,843    6,061
 Depreciation and amortization   3,414   3,645      10,635   10,897
                                 -----   -----      ------   ------
     Total operating expenses    7,920   7,600      23,964   22,591
                                 -----   -----      ------   ------
     Operating loss               (920) (1,034)     (3,220)  (3,462)

Other income (expense):
 Interest expense                  (46)   (216)       (243)    (717)
 Interest income                    28      36         483       51
 Other income                       --      --          --      199
  Share of earnings (losses)
   of Newport News (notes 2
    and 5)                          61     (41)      39,976    (251)
                                 -----    -----      ------    -----

     Net earnings (loss)        $ (877)  (1,255)      36,996   (4,180)
                                ======   ======       ======   ======
Earnings (loss) per limited
 partnership unit (note 3)      $(4.34)   (6.21)      183.13   (20.69)
                                ======   ======       ======   =======
Limited partnership units
 outstanding                   200,005  200,005      200,005   200,005
                               =======  =======      =======   =======


See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                  Statement of Partners' Equity

              Nine months ended September 30, 1996

                           (unaudited)



                                    General    Limited
                                    partner   partners     Total
                                    -------   --------    ------
                                        amounts in thousands

Balance at January 1, 1996        $(2,724)    60,564    57,840

 Distribution                        (333)   (33,001)  (33,334)

 Net earnings                         370     36,626    36,996
                                    -----     ------    -------

Balance at September 30, 1996     $(2,687)   64,189     61,502
                                  =======    ======     ======

See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                    Statements of Cash Flows
                           (unaudited)

                                              Nine months ended
                                                September 30,
                                              -----------------
                                               1996       1995
                                               ----       ----
                                             amounts in thousands
                                                (see note 4)

Cash flows from operating activities:
 Net earnings (loss)                         $36,996      (4,180)
   Adjustments to reconcile net earnings
    (loss) to net cash provided by operating
    activities:
    Depreciation and amortization             10,635      10,897
    Share of (earnings) losses of Newport
      News                                   (39,976)        251
      Net change in receivables, prepaid
       expenses and other assets                 (67)       (366)
      Net change in accounts payable,
       accrued expenses, subscriber
       advance payments and converter
       deposits, and amounts due
       to related parties                      4,309         345
                                              ------       -----
      Net cash provided by operating
       activities                             11,897       6,947
                                             -------      ------
Cash flows from investing activities:
 Capital expended for property and equipment  (4,279)     (3,896)
 Distribution from Newport News               33,696          --
 Other investing activities                       11         151
                                              ------      -------

       Net cash provided by (used in)
        investing activities                  29,428      (3,745)
                                             -------      ------
Cash flows from financing activities:
 Repayments of debt                           (6,700)     (2,500)
 Distributions to partners                   (33,334)         --
                                             -------      -------
      Net cash used in financing activities  (40,034)     (2,500)
                                             -------      -------
      Net increase in cash and cash
       equivalents                             1,291         702

      Cash and cash equivalents:
        Beginning of period                    1,338         599
                                             -------      ------
        End of period                        $ 2,629       1,301
                                             =======      ======

See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                  Notes to Financial Statements

                       September 30, 1996

                           (unaudited)


(1)  Basis of Financial Statement Preparation

     The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1995 Annual
     Report on Form 10-K.

     The  Partnership  and American Cable TV  Investors  4,  Ltd.
     ("ACT  4"),  an  affiliated partnership, have  40%  and  60%
     ownership interests in Newport News, respectively.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI"), a Colorado limited partnership. At December 31, 1995, the two general partners of IR-TCI were TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"), and Integrated Cable Corp.
     V. ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision, an indirect majority-owned subsidiary of Tele-Communications, Inc. ("TCI"), is the managing agent of the Partnership. By letter dated January 17, 1996, ICC advised TCIV 5 of its withdrawal as a general partner of IR-TCI, the general partner of ACT 5. In accordance with the terms of the IR-TCI Limited Partnership Agreement, TCIV 5 elected to continue the business of IR-
     TCI. The withdrawal of ICC is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2)  Asset Sales

     On January 1, 1996, Newport News sold its cable television system (the "Newport News System") to Cox Communications Rhode Island, Inc. (formerly Cox Cable Hampton Roads, Inc. ("Cox)), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). Pursuant to the terms of the sale agreement, $5,000,000 of the sales price was placed in escrow (the "Newport News Escrow") and was subject to any indemnifiable claims made by Cox through September 27, 1996. Subsequent to September 30, 1996, the Newport News Escrow plus accrued interest of $170,000 was released to Newport News. The Partnership has a 40% ownership interest in Newport News. In connection with the Newport News Sale, Newport News used most of the cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 ($2,751,000 to Cablevision and $917,000 to Presidio) and
     (iii) make distributions to the Partnership and ACT 4 of $33,696,000 and $50,544,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions on March 29, 1996 to its general and limited partners of $333,000 ($266,000 to Cablevision and $67,000 to Presidio) and $33,001,000 ($165 per $500 limited partnership unit ("Unit") for limited partners of record as of January 1, 1996), respectively.

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                  Notes to Financial Statements

     The Partnership has three signed letters of intent for the purchase of its remaining cable television assets (collectively, the "Proposed Asset Sales"). The Partnership is in the process of obtaining definitive agreements for the Proposed Asset Sales. The Proposed Asset Sales represent the culmination of a competitive auction initiated by the Partnership in 1996.

     Subject to the execution of definitive sale agreements, the approval of the Partnership's limited partners, the receipt of regulatory approvals and other closing conditions, consummation of the Proposed Asset Sales is expected to occur in the first or second quarter of 1997. There is no assurance that any of the Proposed Asset Sales will be consummated.

     The following table sets forth the assets (exclusive of certain assets not directly allocable to the Partnership's cable television systems) and revenue for each of the Partnership's cable television systems:

                                 September 30,  December 31,
                                     1996           1995
     Total Assets                    ----           ----
     ------------
     Southern Tennessee            $ 6,620          6,689
     Riverside                      21,446         23,281
     St. Mary's                     22,256         23,386
     Lower Delaware                 23,811         25,786
                                    ------         ------
                                   $74,133         79,142
                                   =======         ======

                                         Nine months
                                     ended September 30,
     Revenue                         1996           1995
     -------                         ----           ----
     Southern Tennessee           $ 2,881           2,778
     Riverside                      6,230           6,028
     St. Mary's                     5,075           4,552
     Lower Delaware                 6,558           5,771
                                    -----           -----
                                  $20,774          19,129
                                  =======         =======

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                  Notes to Financial Statements


     To the extent that any of the Proposed Asset Sales are consummated, the Partnership expects that it would use the resulting cash proceeds to (i) repay amounts due under the bank credit facility, (ii) repay amounts due to related parties, (iii) fund any necessary reserves for contingent liabilities that might arise subsequent to the date of this Quarterly Report on Form 10-Q or as required pursuant to any proposed asset sale agreement, (iv) fund any necessary maintenance and technological improvements to any remaining cable television assets of the Partnership and (v) make distributions to the Partnership's partners with any remaining cash proceeds. The Partnership anticipates that any distributions to the Partnership's partners would be made as soon as practicable after the consummation of the Proposed Asset Sales, except for amounts to be held in escrow. However, there is no assurance as to the timing or amount of such distributions.

     In the event that any or all of the Proposed Asset Sales are not consummated, it is currently the General Partner's intention to seek another buyer for the system(s). If the General Partner is unable to arrange an alternative sale at an appropriate price or on terms acceptable to the Partnership, the General Partner might decide to retain all or a portion of net cash proceeds from any consummated sales to fund technological improvements to the Partnership's remaining cable television assets. The General Partner anticipates that it would pursue such a course of action only after evaluating all relevant factors. If the General Partner were to decide that making technological improvements to the remaining cable television systems was the appropriate course of action, net cash proceeds from any consummated sales would only be available to fund distributions to partners to the extent any proceeds were not otherwise used to fund technological improvements.

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                  Notes to Financial Statements


(3)  Allocation of Net Earnings and Net Losses

     Net earnings and net losses shall be allocated 99% to the limited partners and 1% to the general partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the general partner until cumulative distributions to the limited partners equal the limited partners' aggregate contributions ("Payback"), plus 6% per annum. After the limited partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the general partners and 75% to the limited partners.

     Earnings  (loss) per limited partnership unit is  calculated by  dividing net earnings (loss) attributable to the limited
     partners   by  the  number  of  limited  partnership   units
     outstanding during each period.

(4)  Supplemental Disclosure of Cash Flow Information

     The   Partnership   considers   investments   with   initial
     maturities of six months or less to be cash equivalents.  At
     September 30, 1996, $104,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     Cash paid by the Partnership for interest was $246,000 and $783,000 during the nine months ended September 30, 1996 and 1995, respectively.

(5)  Investment in Newport News

     Net  earnings  and net losses of Newport News are  allocated and  distributions are made to the Partnership and to ACT  4
     in  the ratio of their respective ownership interests.   See
     note 2.

(6)  Debt

     The Partnership's bank credit facility provided for a revolving line of credit of $15,000,000 at September 30, 1996. Such revolving line of credit is reduced quarterly beginning March 31, 1998 through December 31, 1999. Interest is paid quarterly at variable rates (6.4% at September 30,
     1996) depending on certain financial ratios. The agreement contains several covenants whereby the Partnership agrees to the maintenance of certain cash flow ratios and limitations on other indebtedness and distributions. The credit
     agreement   is   secured  by  substantially   all   of   the
     Partnership's assets.

     In addition, the Partnership is required to pay an annual commitment fee of 3/8%, payable quarterly, of the unborrowed funds, and a quarterly agent's fee. Such fees were not significant during the nine months ended September 30, 1996 and 1995.

(7)  Transactions with Related Parties

     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $4,110,000 and $3,308,000 during the nine months ended September 30, 1996 and 1995, respectively.
                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                  Notes to Financial Statements


     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $1,235,000 and $1,140,000 for the nine months ended September 30, 1996 and 1995, respectively.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements aggregated $357,000 for both the nine months ended September 30, 1996 and 1995.

     Riverside shares office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the nine months ended September 30, 1996 and 1995, Riverside's operating and administrative salaries and expenses aggregated $1,799,000 and $1,726,000, respectively.

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

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


Management's Discussion and Analysis of
--------------------------------------
  Financial Condition and Results of Operations
  ---------------------------------------------

      The following discussion should be read in conjunction with the accompanying financial statements and the Partnership's
December 31, 1995 Annual Report on Form 10-K.

     General

      Asset Sales. On January 1, 1996, Newport News sold the Newport News System to Cox, an unaffiliated third party, for cash proceeds of $121,886,000. The Partnership has a 40% interest in Newport News. The Partnership has three signed letters of intent for the purchase of its remaining cable television assets. There is no assurance that any of the Proposed Asset Sales will be consummated. See note 2 to the accompanying financial statements.

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

      The Partnership reduced its rates in 1993 and 1994 and limited its rate increases in 1995 and 1996 in response to FCC regulations. The Partnership believes that it has complied, in all material respects, with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Partnership's rates for Regulated Services are subject to review by the FCC, if a complaint has been filed, or by the appropriate franchise authority, if such authority has been certified. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. Any refunds of the excess portion of tier service rates would be retroactive to the date of complaint. Any refunds of the excess portion of all other Regulated Service rates would be retroactive to one year prior to the implementation of the rate reductions.

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


                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

     General (continued)

      Competition. Multichannel multipoint distribution systems ("MMDS") deliver programming services over microwave channels received by subscribers with a special antenna. Since 1992, most of Riverside's service areas have been subject to competition from an MMDS operator (the "California MMDS Operator"). The Partnership believes that the California MMDS Operator's service is available to over 50% of the households in Riverside's service areas and that the California MMDS Operator does not presently serve more than 15% of the households in any given franchise area. Although the above-described competition could have an adverse effect on the Partnership's financial condition and results of operations, the Partnership is unable to predict the extent of any such effect at this time. For additional information concerning the revenue and subscriber bases of Riverside, see "Partnership's Cable Systems" below.

      In addition to MMDS, the Partnership competes with other distributors of the same or similar video programming as that offered by its cable systems. One such competitor is the direct broadcast satellite business ("DBS"). DBS services are offered directly to subscribers owning home satellite dishes that vary in size depending upon the power of the satellite. At least two DBS operators offer nationwide video services that can be received by a satellite dish that measures approximately eighteen inches in diameter. DBS operators can acquire the right to distribute over satellite all of the significant cable television programming currently available to the Partnership's cable systems. As the cost of equipment needed to receive these transmissions and the installation costs continue to decline, it is expected that the Partnership will experience increased and substantial competition from DBS operators. In this regard, DBS service is now available within the service areas of all of the Partnership's cable television systems.

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

      The Partnership's cable television systems are presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on its financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place the Partnership at a competitive disadvantage if it were not to implement certain technological improvements to its cable television systems. This is particularly true of the cable television systems operated by Lower Delaware and St. Mary's, which systems (i) offer significantly fewer channels,
(ii) experience higher maintenance costs and (iii) provide a lower quality picture than is currently attainable by state-of-the-art cable television systems and DBS. The Partnership believes that the most effective method to maintain competitive
position  would be to  deploy    digital  compression technology
in  those  systems  that   have  available   channel band width.
Technological   improvements   could   include  the  replacement
of  coaxial  trunk   cable  with   optical   fiber  along  with
deployment   of  digital  compression   technology  for  those
systems which do not have available  channel  band  width.    The
Partnership's preliminary analyses indicate that the cost of technological improvements could be significant. The Partnership would only consider proceeding with the implementation of technological improvements if it believed that such an investment would be prudent based upon (i) the anticipated holding period for the applicable cable television system, (ii) franchise
requirements  and  (iii) other relevant  factors.   As  described
above under "Asset Sales," the Partnership has three signed letters of intent for the purchase of its remaining cable television systems. In this regard, the Partnership would only consider proceeding with such technological improvements in the event that (i) any or all of the Proposed Asset Sales are not consummated or (ii) technological improvements were to be mandated by franchise authorities. See "Material Changes in Financial Condition" below.

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


     General (continued)

      Partnership's Cable Systems. The Partnership has three signed letters of intent for the purchase of its remaining cable television assets. See note 2 to the accompanying financial statements. The following table sets forth information for the Partnership's cable systems for the periods indicated (amounts in thousands):

                                               September 30,
     Basic Subscribers                        1996      1995
     -----------------                        ----      ----
       Southern Tennessee                      11.4     11.2
       Riverside (1)                           19.5     19.0
       St. Mary's                              18.5     17.5
       Lower Delaware (2)                      29.2     28.1
                                               ----     ----
                                               78.6     75.8
                                               ====     ====
     Premium Subscriptions (3)
     ------------------------
       Southern Tennessee                       8.4      8.0
       Riverside (1)                           22.9     21.0
       St. Mary's                              22.8     17.7
       Lower Delaware (2)                      23.2     17.2
                                               ----     ----
                                               77.3     63.9
                                               ====     ====

                                             Nine months ended
                                               September 30,
     Revenue (4)                             1996       1995
     ------------                            ----       ----
       Southern Tennessee                   $ 2,881    2,778
       Riverside (1)                          6,230    6,028
       St. Mary's                             5,075    4,552
       Lower Delaware                         6,558    5,771
                                              -----    -----
                                            $20,744   19,129
                                            =======   ======

     _________________________

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

          (3) A basic subscriber may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. The 13,400 or 21% increase in the Partnership's consolidated 1996 premium subscriptions is comprised of a 6,900 increase in STARZ! subscriptions, a 5,200 increase in "ENCORE" subscriptions and a 1,300 increase in traditional premium subscriptions. Fluctuations in the Partnership's premium subscriptions are generally the result of the timing of promotional campaigns that involve the packaging of premium services at a lower per-unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, the Partnership typically experiences reductions in the number of its traditional premium subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $5.00, as compared to $9.00 to $13.00 for other premium services.

          (4)    For   additional  information   concerning   the
          Partnership's revenue, see "Material Changes in Results of Operations" below.

      Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. The Partnership's Operating Cash Flow increased 1% from $8,575,000 in 1995 to $8,650,000 in 1996. Such increase is the net result of the revenue and expense variances discussed in "Material Changes in Results of Operations" below. During the nine months ended September 30, 1996, Lower Delaware, St. Mary's, Riverside and Southern Tennessee contributed $3,151,000 (36%), $2,062,000 (24%), $2,002,000 (23%) and $1,435,000 (17%), respectively, to the aggregate Operating Cash Flow of the Partnership. The foregoing amounts, which include allocations of certain Partnership expenses, are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

      At  September 30, 1996, Southern Tennessee, Riverside,  St.
Mary's,  and Lower Delaware passed approximately 14,500,  31,200,
26,700 and 35,000 homes, respectively.

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


     Material Changes in Results of Operations
     --------------------------------------------
      Revenue increased 7% and 8% during the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding prior year amounts. Such increases are due primarily attributable to (i) a 5% increase in the weighted average rate received for Regulated Services (see related discussion below), (ii) a 2% increase in the average number of basic subscribers and (iii) a 14% increase in the average number of premium subscriptions. The increase in the weighted average rate received for Regulated Services is attributable to the implementation during the first half of 1996, of rate increases by three of the Partnership's four cable television systems. The increase in the average number of premium subscriptions was partially offset by decreases in the average monthly price received for each premium subscription. For additional information, see "General - Partnership's Cable Systems and Regulation" above.

      Programming expense increased 18% and 17% during the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding prior year amounts. Such increases are primarily attributable to higher programming rates and an increase in the average number of basic subscribers and premium subscriptions as noted above. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services. The Partnership's regulated cable television systems increased their rates for Regulated Services in June 1996.

      Operating costs increased 11% during each of the three and nine month periods ended September 30, 1996, as compared to the corresponding prior year amounts. Such increases are primarily attributable to increased labor costs.

       Selling, general and administrative ("SG&A") expenses increased 13% during each of the three and nine months ended September 30, 1996, as compared to the corresponding prior year periods. Such increases are the result of (i) higher labor costs, (ii) increased franchise fees (which are calculated as a percentage of revenue) and (iii) other individually insignificant increases in certain components of SG&A expenses.

      Interest expense decreased $170,000 and $474,000 during the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding prior year periods. Such decreases are due to a lower outstanding principal amount in 1996, as compared to 1995.

      Interest income decreased $8,000 and increased $432,000 during the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding prior year periods. Such charges are due to changes in the weighted average balance of cash and cash equivalents.

     Other income in 1995 represents a refund of a portion of the state sales and use tax that was paid by the Partnership in connection with the 1992 acquisitions of St. Mary's and Lower
Delaware.

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


     Material Changes in Financial Condition
     ---------------------------------------
      During  the  nine  months  ended September  30,  1996,  the
Partnership used cash provided by operating activities and investing activities of $11,897,000 and $29,428,000, respectively, to fund financing activities of $40,034,000 and an increase in cash of $1,291,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

      The Partnership's bank credit facility provides for a revolving line of credit of $15,000,000. At September 30, 1996, $13,000,000 of the facility was unused. Such revolving line of credit is reduced quarterly beginning March 31, 1998 through December 31, 1999. Although the Partnership was in compliance with the facility's restrictive covenants at September 30, 1996, additional borrowings under the facility are subject to the Partnership's continuing compliance with the restrictive covenants (which include the maintenance of certain ratios of total debt to cash flow and cash flow to debt service, as defined). See note 6 to the accompanying financial statements.

      The Partnership estimates that during 1996 it will spend approximately $8,715,000 for capital expenditures (of which approximately  $1,025,000,  $540,000, $3,450,000  and  $3,700,000
relate to Riverside, Southern Tennessee, Lower Delaware, and St. Mary's, respectively). Such estimated capital expenditures do not include any costs associated with the implementation of significant technological improvements to the Partnership's cable television systems, as previously discussed under "General - Competition". During the nine months ended September 30, 1996, the Partnership expended $4,279,000 for capital expenditures.

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

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K


               (a)  Exhibits:

                    (27)  Financial Data Schedule

          (b)  Reports on Form 8-K filed during the quarter ended
               September 30, 1996 - none

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

                           AMERICAN CABLE TV INVESTORS 5, LTD.
                            (A Colorado Limited Partnership)

                           By:    IR-TCI PARTNERS V, L.P.,
                                  Its General Partner

                           By:    TCI VENTURES FIVE, INC.,
                                  A General Partner



Date: November 14, 1996    By:    /s/ Gary K. Bracken
                                  Gary K. Bracken
                                  Vice President and Controller
                                  (Principal Accounting Officer)