Form 10-Q/A
period 1996-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1997-02-10
CIK 810963

                          UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                           Form 10-Q/A
                        (Amendment No. 1)



(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1996

                               OR

(  ) TRANSITION  REPORT PURSUANT TO SECTION 13 OR  15(d)  OF  THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                    AMERICAN CABLE TV INVESTORS 5, LTD.
       ------------------------------------------------------
       (Exact name of Registrant as specified in its charter)


            State of Colorado                      84-1048934
    -------------------------------              ---------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization                Identification No.)


       5619 DTC Parkway
     Englewood, Colorado                             80111
------------------------------                    ----------
(Address of principal executive offices)           (Zip Code)


 Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                             AMERICAN CABLE TV INVESTORS 5, LTD.
                             (A Colorado Limited Partnership)

                             By:   IR-TCI PARTNERS V, L.P.
                                   Its General Partner

                             By:   TCI VENTURES FIVE, INC.,
                                   A General Partner

Date:  February 10, 1997           By:   /s/ Gary K. Bracken
                                         Gary K. Bracken
                                         Vice President and Controller
                                         (Principal Accounting Officer)

PART I - FINANCIAL INFORMATION


               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                         Balance Sheets

                           (unaudited)



                                       September 30,  December 31,
                                           1996          1995
                                       -------------  -----------
Assets                                    amounts in thousands

Cash and cash equivalents (note 4)       $9,596          2,132

Trade and other receivables, net of
 allowance for doubtful receivables         504            451

Prepaid expenses                            138            124

Investment in Newport News
 Cablevision, Ltd.
 ("Newport News") (notes 2 and 5)         2,074             --

Property and equipment:
 Land                                        39             39
 Cable distribution systems              61,262         57,340
 Support equipment                        4,755          4,418
                                        -------        -------
                                         66,056         61,797
 Less accumulated depreciation           26,372         22,003
                                        -------        -------
                                         39,684         39,794
                                        -------        -------
Franchise costs and other intangibles    75,688         75,688
 Less accumulated amortization           44,829         38,638
                                        -------        -------
                                         30,859         37,050
                                        -------        -------
Other assets, net of accumulated
 amortization                               319            385
                                        -------        -------
                                        $83,174         79,936
                                        =======        =======


                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


                   Balance Sheets (continued)


                                       September 30,   December 31,
                                           1996           1995
                                       ------------    -----------
                                           amounts in thousands

Liabilities and Partners' Equity

Cash overdraft                           $6,967            794

Accounts payable                             22            127

Accrued expenses:
 Franchise fees                             511            523
 Other                                    1,287          1,159
                                        -------         ------
                                          1,798          1,682
                                        -------         ------
Subscriber advance payments and
converter deposits                          948          1,323

Amounts due to related parties
 (note 7)                                 9,937          5,264

Debt (note 6)                             2,000          8,700

Negative investment in Newport News
 (notes 2 and 5)                             --          4,206
                                         ------         ------
   Total liabilities                     21,672         22,096
                                         ------         ------
Partners' equity (deficit):
 General partner                         (2,687)         (2,724)
 Limited partners                        64,189          60,564
                                        -------          ------
   Total partners' equity                61,502          57,840
                                        -------          ------
Commitments (note 7)
                                        $83,174          79,936
                                        =======          ======



See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                    Statements of Operations

                           (unaudited)




                               Three months ended   Nine months ended
                                 September 30,        September 30,
                               -----------------    ------------------
                                1996      1995       1996     1995
                               -----     -----      -----    -----
                                       amounts in thousands,
                                        except unit amounts

Revenue                       $ 7,000     6,566     20,744   19,129

Operating costs and expenses:
  Programming (primarily from
   related parties - note 7)    1,492     1,269      4,276    3,640
  Operating (including
   allocations from related parties -
   note 7)                        751       677      2,210    1,993
  Selling, general and
   administrative (including
   charges from related parties
   - note 7)                    2,263     2,009      6,843    6,061
  Depreciation and amortization 3,414     3,645     10,635   10,897
                               ------    ------     ------   ------
     Total operating expenses   7,920     7,600     23,964   22,591
                               ------    ------     ------   ------
     Operating loss             (920)    (1,034)    (3,220)  (3,462)

Other income (expense):
 Interest expense                (46)     (216)      (243)    (717)
 Interest income                   28        36        483       51
 Other income                      --        --         --      199
 Share of earnings (losses)
  of Newport News (notes 2
  and 5)                           61      (41)     39,976    (251)
                               ------    -----      ------   -----
     Net earnings (loss)      $  (877)  (1,255 )    36,996  (4,180)
                               ------    -----      ------  ------
Earnings (loss) per limited
 partnership unit (note 3)    $(4.34)     (6.21)    183.13   (20.69)
                               =====      =====     ======    =====
Limited partnership units
 outstanding                  200,005    200,005    200,005  200,005
                              =======    =======    =======  =======


See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)

                  Statement of Partners' Equity

              Nine months ended September 30, 1996

                           (unaudited)



                                   General     Limited
                                   partner     partners    Total
                                   -------     --------    -----
                                        amounts in thousands

Balance at January 1, 1996         $(2,724)    60,564    57,840

 Distribution                         (333)   (33,001)  (33,334)

 Net earnings                          370     36,626    36,996
                                   -------    -------   -------
Balance at September 30, 1996      $(2,687)    64,189    61,502
                                   =======     ======    ======


See accompanying notes to financial statements.

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


                    Statements of Cash Flows
                           (unaudited)


                                              Nine months ended
                                                September 30,
                                              -----------------
                                              1996       1995
                                              ----       ----
                                             amounts in thousands
                                                (see note 4)

Cash flows from operating activities:
 Net earnings (loss)                         $36,996     (4,180)
 Adjustments to reconcile net earnings (loss)
  to net cash provided by operating
  activities:
    Depreciation and amortization            10,635      10,897
    Share of (earnings) losses of
     Newport News                           (39,976)        251
    Net change in receivables, prepaid
     expenses and other assets                  (67)       (366)
    Net change in accounts payable,
     accrued expenses, subscriber
     advance payments and converter
     deposits, and amounts due
     to related parties                       4,309         345
                                            -------       -----

       Net cash provided by operating
        activities                           11,897       6,947
                                            -------       -----
Cash flows from investing activities:
   Capital expended for property and
    equipment                                (4,279)    (3,896)
   Distribution from Newport News            33,696         --
   Other investing activities                    11        151
                                             ------     ------
       Net cash provided by (used in)
        investing activities                 29,428     (3,745)
                                             ------     ------
Cash flows from financing activities:
 Repayments of debt                          (6,700)    (2,500)
 Distributions to partners                   (33,334)       --
 Change in cash overdraft                      6,173     1,529
                                             -------    ------
      Net cash used in financing activities  (33,861)   (  971)
                                             -------    ------
      Net increase in cash and cash
       equivalents                             7,464     2,231

      Cash and cash equivalents:
        Beginning of period                    2,132       599
                                             -------     -----
        End of period                        $9,596      2,830
                                             ======      =====

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


     Certain prior period amounts have been reclassified to conform with the 1996 presentation.

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

     The following table sets forth the assets (exclusive of certain assets not directly related to the Partnership's cable television systems) and revenue for each of the Partnership's cable television systems:

                                 September 30,    December 31,
     Total Assets                   1996             1995
     ------------                ------------     ------------
     Southern Tennessee             $6,424            6,690
     Riverside                      20,607           23,285
     St. Mary's                     25,062           23,390
     Lower Delaware                 28,452           25,791
                                    ------           ------
                                   $80,545           79,156
                                   =======           ======

                                         Nine months
                                     ended September 30,
                                     -------------------
    Revenue                          1996            1995
    -------                          ----            -----
     Southern Tennessee            $2,881           2,778
     Riverside                      6,230           6,028
     St. Mary's                     5,075           4,552
     Lower Delaware                 6,558           5,771
                                    -----           -----
                                  $20,744          19,129
                                  =======          ======

                                                      (continued)
                                I-8

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

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.
                               I-11

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

      Existing law precludes rate regulation wherever a cable operator faces "effective competition." Notwithstanding the existence of the above-described competition, the Partnership currently believes that none of its cable television systems are subject to "effective competition" as defined in the 1992 Cable Act. In the event that any provider of video programming were to provide service to more than 15% (and be available to more than 50%) of the households in a given franchise area, such franchise area would be subject to "effective competition" and accordingly, would not be subject to rate regulation under the 1992 Cable Act. However, the 1996 Telecom Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including one broadcast) in the franchise area. The California MMDS Operator was acquired by the local exchange carrier in July 1995. The FCC is conducting a rulemaking to clarify the statutory language with respect to the expanded definition of "effective competition." If the FCC rules were to indicate that the California MMDS Operator provides "effective competition" to Riverside, the Partnership would take the appropriate steps to attempt to deregulate Riverside's service rates. Even if Riverside's rates were to be deregulated, the Partnership believes that competitive and other factors may limit Riverside's ability to increase its service rates.
                                                      (continued)
                              I-13

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

                                                      (continued)
                               I-14

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


     General (continued)

      Partnership's Cable Systems. The Partnership has three signed letters of intent for the purchase of its remaining cable television assets. See note 2 to the accompanying financial statements. The following table sets forth information for the Partnership's cable systems for the periods indicated (amounts in thousands):

                                              September 30,
                                              -------------
     Basic Subscribers                        1996      1995
                                              -----     ----
       Southern Tennessee                      11.4     11.2
       Riverside (1)                           19.5     19.0
       St. Mary's                              18.5     17.5
       Lower Delaware (2)                      29.2     28.1
                                               ----     ----
                                               78.6     75.8
                                               ====     ====
     Premium Subscriptions (3)

       Southern Tennessee                       8.4      8.0
       Riverside (1)                           22.9     21.0
       St. Mary's                              22.8     17.7
       Lower Delaware (2)                      23.2     17.2
                                               ----     ----
                                               77.3     63.9
                                               ====     ====

                                             Nine months ended
                                               September 30,
                                            ------------------
     Revenue (4)                             1996        1995
     ------------                           -----        -----
       Southern Tennessee                    $2,881     2,778
       Riverside (1)                          6,230     6,028
       St. Mary's                             5,075     4,552
       Lower Delaware                         6,558     5,771
                                             ------     -----
                                            $20,744    19,129
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

      Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. The Partnership's Operating Cash Flow increased 1% from $8,575,000 in 1995 to $8,650,000 in 1996. Such increase is the net result of the revenue and expense variances discussed in "Material Changes in Results of Operations" below. During the nine months ended September 30, 1996, Lower Delaware, St. Mary's, Riverside and Southern Tennessee contributed $3,196,000 (37%), $2,107,000 (24%), $2,047,000 (24%) and $1,480,000 (17%), respectively, to the aggregate Operating Cash Flow of the Partnership. The foregoing amounts are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

      At  September 30, 1996, Southern Tennessee, Riverside,  St.
Mary's,  and Lower Delaware passed approximately 14,500,  31,200,
26,700 and 35,000 homes, respectively.

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


     Material Changes in Results of Operations

      Revenue increased 7% and 8% during the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding prior year amounts. Such increases are primarily attributable to (i) a 5% increase in the weighted average rate received for Regulated Services (see related discussion below), (ii) a 2% increase in the average number of basic subscribers and (iii) a 14% increase in the average number of premium subscriptions. The increase in the weighted average rate received for Regulated Services is attributable to the implementation during the first half of 1996, of rate increases by three of the Partnership's four cable television systems. The increase in the average number of premium subscriptions was partially offset by decreases in the average monthly price received for each premium subscription. For additional information, see "General - Partnership's Cable Systems and Regulation" above.

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

      Interest income decreased $8,000 and increased $432,000 during the three and nine month periods ended September 30, 1996, respectively, as compared to the corresponding prior year periods. Such changes are due to changes in the weighted average balance of cash and cash equivalents.

     Other income in 1995 represents a refund of a portion of the state sales and use tax that was paid by the Partnership in connection with the 1992 acquisitions of St. Mary's and Lower
Delaware.

                                                      (continued)

               AMERICAN CABLE TV INVESTORS 5, LTD.
                (A Colorado Limited Partnership)


     Material Changes in Financial Condition

      During  the  nine  months  ended September  30,  1996,  the
Partnership used cash provided by operating activities and investing activities of $11,897,000 and $29,428,000, respectively, to fund financing activities of $33,861,000 and an increase in cash of $7,464,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

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