Form 10-K
period 1996-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1997-03-28
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996
                                   OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
                      -----------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Colorado                     84-1048934
----------------------------------------  ----------------------
     (State or other jurisdiction           (I.R.S. Employer
    of incorporation or organization)     Identification Number)


            5619 DTC Parkway
          Englewood, Colorado                      80111
----------------------------------------  ----------------------
(Address of principal executive offices)         (Zip Code)

     Registrant's telephone number, including area code:  (303) 267-5500

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
          200,005 Limited Partnership Units Sold to Investors at $500 per Unit

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. N/A

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        1996 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                                            Page
                                                                            ----
                                     PART I

Item 1.    Business......................................................    I-1

Item 2.    Properties....................................................   I-17

Item 3.    Legal Proceedings.............................................   I-17

Item 4.    Submission of Matters to a Vote of Security Holders...........   I-17

                                    PART II

Item 5.    Market for Registrant's Common Equity and
            Related Stockholder Matters..................................   II-1

Item 6.    Selected Financial Data.......................................   II-2

Item 7.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................   II-3

Item 8.    Financial Statements and Supplementary Data...................  II-12

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure..........................  II-12

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant............  III-1

Item 11.   Executive Compensation........................................  III-2

Item 12.   Security Ownership of Certain Beneficial Owners
            and Management...............................................  III-2

Item 13.   Certain Relationships and Related Transactions................  III-3

                                    PART IV

Item 14.   Exhibits, Financial Statements and Financial Statement
            Schedules, and Reports on Form 8-K...........................   IV-1

PART I.

Item 1.   Business.
------    --------

      (a) General Development of Business
          -------------------------------

      American Cable TV Investors 5, Ltd. (the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1996, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. Prior to its withdrawal by letter dated January 17, 1996, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio") also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI Limited Partnership Agreement, TCIV 5 has elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

      In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units at a price of $500 per unit ("Unit").

      At December 31, 1996, the Partnership owned four cable television systems that were located in and around (i) Shelbyville and Manchester, Tennessee ("Southern Tennessee" or the "Southern Tennessee System"), (ii) Riverside, California ("Riverside" or the "Riverside System"), (iii) St. Mary's County, Maryland ("St. Mary's" or the "St. Mary's System") and (iv) Lower Delaware ("Lower Delaware" or the "Lower Delaware System"). The Partnership also had a 40% ownership interest in Newport News Cablevision Associates, L.P., and its subsidiary Newport News Cablevision, Ltd. (collectively, "Newport News"). Newport News owned and operated the cable system located in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 4, Ltd. ("ACT 4"), an affiliate, owned the 60% majority interest in Newport News. The Newport News System was sold to an unaffiliated third party for cash proceeds of $121,886,000 on January 1, 1996 (the "Newport News Sale"). On March 29, 1996 the Partnership's share of the cash proceeds from the sale of the Newport News System was used to fund a distribution to Limited Partners of $165 per Unit. See "Management's Discussion and Analysis of Financial Condition and
                ---------------------------------------------------------------
Results of Operations - General - Partnership's Cable Systems" for certain
-------------------------------
financial and statistical data of the Partnership's cable television systems.

      The Partnership is a party to three separate agreements for the sale of the Southern Tennessee, St. Mary's and Lower Delaware Systems (collectively, the "Proposed Asset Sales").

      One agreement, dated November 27, 1996, provides for the sale of the St. Mary's System to an unaffiliated third party for a cash sales price of $30,637,000, subject to certain adjustments (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow as a deposit and will be subject to indemnifiable claims for one year following consummation of the St. Mary's Sale.

          Another agreement dated November 29, 1996, provides for the sale of the Southern Tennessee System to an unaffiliated third party for a cash sales price of $19,750,000, subject to certain adjustments (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow as a deposit and will be subject to indemnifiable claims for one year following consummation of the Southern Tennessee Sale.

          The other agreement, dated December 24, 1996, provides for the sale of the Lower Delaware System to an unaffiliated third party for a cash sales price of $43,100,000, subject to certain adjustments (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the lower Delaware Sale, $1,078,000 of such sales price has been placed in escrow as a deposit and will be subject to indemnifiable claims for one year following consummation of the Lower Delaware Sale.

          All of the Proposed Asset Sales were approved by the Partnership's limited partners (the "Limited Partners") at a special meeting that occurred on March 26, 1997. Subject to the receipt of regulatory approvals and other closing conditions, consummation of the Proposed Asset Sales is expected to occur during the second quarter of 1997. However, there is no assurance that the Proposed Asset Sales will be consummated.

          The Partnership has been marketing and continues to market for sale the Riverside System. There is no assurance that the Partnership can arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the Partnership is unable to arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership, the Partnership will continue to operate the Riverside System. Although no assurance can be given, the Partnership currently anticipates that any cash proceeds from the Proposed Asset Sales will not be used to fund the Riverside System's capital expenditures or liquidity requirements. Any sale of the Riverside System would be subject to Limited Partner approval.

          Assuming all of the Proposed Asset Sales had occurred on December 31, 1996 and that no amounts were used to fund capital expenditures or the liquidity requirements of the Riverside System, it is estimated that the pro forma distribution per Unit (the "Pro Forma Distribution Per Unit") would have been $378. There is no assurance that any of the Proposed Asset Sales will be consummated. The Partnership is unable to predict the amount that Limited Partners would receive upon a sale of the Riverside System. The Pro Forma Distribution Per Unit, which is based upon the Partnership's historical financial position at December 31, 1996, does not reflect any contingent liabilities that might arise subsequent to the date of this Annual Report on Form 10-K, and is based on various assumptions with respect to transaction related costs (including the payment of estimated disposition fees to Cablevision of $2,805,000), sales price adjustments and other matters. As such, the actual amounts distributed to Limited Partners may vary from the Pro Forma Distribution Per Unit. As described below, the amount by which the Pro Forma Distribution Per Unit would be reduced if one or more of the Proposed Asset Sales does not close is dependent upon future events and circumstances. In the event that any of the Proposed Asset Sales are not consummated, it is currently the Partnership's intention to seek a substitute buyer for such system(s) ("Substitute Sales Transaction(s)"). There is no assurance that the Partnership could arrange for a Substitute Sales Transaction(s) at an appropriate price or on terms acceptable to the Partnership. If the Partnership's efforts in arranging a Substitute Sales Transaction(s) prove to be unsuccessful, the Partnership would evaluate market, competitive, regulatory, financial and other conditions (relating to the cable television industry generally and to the system(s) specifically) in order to determine whether it would be in the best interest of the Partnership to use all or a portion of the available net cash proceeds (after repaying debt as required by the terms of the Partnership's bank credit facility and repaying any amounts due to TCI Communications, Inc., a subsidiary of TCI, and its affiliates ("TCIC")) from any of the consummated Proposed Asset Sales to fund all or a portion of any remaining cable television system's(s') liquidity requirements, including non-discretionary capital expenditures and necessary maintenance costs as well as the cost of implementing technological advancements or improvements. Accordingly, the failure to consummate one or more of the Proposed Asset Sales could delay and would reduce the Pro Forma Distribution Per Unit. The Partnership anticipates that any distributions to partners would be made as soon as practicable after the date of the last closing of the Proposed Asset Sales. However, there is no assurance as to the timing or amount of any such distributions. See note 2 to the accompanying financial statements.

          (b) Financial Information about Industry Segments
              ---------------------------------------------

          The Partnership operates in the cable television industry.

          (c) Narrative Description of Business
              ---------------------------------

          CABLE TELEVISION INDUSTRY
          -------------------------

          General. Cable television systems receive video, audio and data signals transmitted by nearby television and radio broadcast stations, terrestrial microwave relay services and communications satellites. Such signals are then amplified and distributed by coaxial cable and optical fiber to the premises of customers who pay a fee for the service. In many cases, cable television systems also originate and distribute local programming.

          Compressed digital video technology currently converts as many as ten analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. Currently, none of the Partnership's cable television systems offer such service. However, the Riverside System is currently exploring the use of digital compression technology. The Riverside System currently offers up to 61 channels to its subscribers. Digital compression technology would offer subscribers the opportunity to receive additional channels by leasing a digital set-top converter box and purchasing available digital programming packages. Because Riverside does not have available channel bandwith to support digital compression technology, it is anticipated that the system would use six of its current channels for digital compression technology. Accordingly, subscribers who choose not to lease a digital set-top converter box and purchase available digital programming packages would lose the ability to receive six channels which they may currently receive such as pay-per-view channels and certain movie channels. The competitive environment in the Riverside System could make implementation of digital compression technology in the Riverside System necessary. See "Competition."

          Service Charges. The Partnership offers a limited "basic service" (primarily comprised of local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (primarily comprised of specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly service fee for "basic service" generally ranges from $9.00 to $19.00 and the monthly service fee for the "expanded" tier ranges from $6.00 to $13.00. The Partnership also offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers.
Such services consist principally of feature films as well as live and taped sports events, concerts and other programming. The monthly fee for Pay-TV services generally ranges from $10.00 to $13.00 per service, except for certain
(i) movie or sports services (such as various regional sports networks and certain pay-TV channels) offered separately at $1.00 to $5.00 per month, (ii) pay-per-view movies, which are offered separately at $3.00 per movie and (iii) pay-per-view events, which are offered separately at $10.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

          As further enhancements to their cable services, customers may generally rent converters and/or remote control devices for a monthly charge ranging from $0.10 to $5.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.50 to $2.00. Also, a nonrecurring installation charge (which is limited by the FCC's rules which regulate hourly service charges for each individual cable system) of up to $60.00 is usually charged.

          Monthly fees for basic and Pay-TV services to commercial customers vary depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty. As noted below, the Partnership's service offerings and rates were affected by rate regulations issued by the Federal Communications Commission ("FCC") in 1993 and 1994. See "Regulation and Legislation" below.

          Programming. The Partnership purchases substantially all of its basic and premium programming for its cable systems from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Pursuant to license agreements entered into by SSI with certain program suppliers, the Partnership and other affiliates of TCI are permitted to obtain programming directly from SSI at what may be more favorable rates than those available directly to the Partnership. The Partnership will continue to purchase substantially all of its programming from SSI, so long as the Partnership continues to qualify under SSI's affiliation agreements.

          Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

          Franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to subscribers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Partnership's franchises also typically provide for periodic payments of fees, generally 5% of revenue, to the governmental authority granting the franchise. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee. The Partnership's franchises have expiration dates which range from 1997 to 2026 (2001 to 2006 for Riverside). Approximately 60%
of the Partnership's subscribers (83% of Riverside's subscribers) are served pursuant to franchise agreements that have expiration dates that fall within the next five years. See "Management's Discussion and Analysis of Financial
                          -------------------------------------------------
Condition and Results of Operations - General - Regulation."
---------------------------------------------

          Subject to applicable law, a franchise may be terminated prior to its expiration date if the cable television operator fails to comply with the material terms and conditions thereof. Under the 1984 Cable Act, if a franchise is lawfully terminated, and if the franchising authority acquires ownership of the cable television system or effects a transfer of ownership to a third party, such acquisition or transfer must be at an equitable price, or in the case of a franchise existing on the effective date of the 1984 Cable Act, at a price determined in accordance with the terms of the franchise, if any.

          In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable Federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewal when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. The Partnership believes that its cable television systems generally have operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there is no assurance that the franchises for such systems will be successfully renewed as they expire.

          Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theaters, video cassettes and other sources of information and entertainment including directly competitive cable television operations. Both the 1992 Cable Act and the recently enacted Telecommunications Act of 1996 (the "1996 Telecom Act") are designed to increase competition in the cable television industry. See "Regulation and Legislation."

          There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by Congress and the FCC to offer services in direct competition with existing cable systems.

          DBS.  During 1996, the Partnership has experienced a competitive
          ----
impact from medium power and higher power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas much smaller in size than traditional home satellite dishes ("HSDs"). Primestar Partners, L.P. broadcasts a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. DirecTv, Inc., United States Satellite Broadcasting, and EchoStar Communications Corp. ("EchoStar") transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. On February 24, 1997, News Corp. and EchoStar announced that News Corp. will acquire a 50% interest in EchoStar and that the companies will combine their DBS businesses into a new company, which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television, Internet services and local broadcast network television signals, capable of reaching more than 50% of all television households upon the launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Partnership expects that competition from DBS will continue to grow.

          DBS has advantages and disadvantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment (although initially high) for the satellite and uplinking segment of a DBS system is fixed and does not increase with the number of subscribers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices or required to pay franchise fees; and that the capital costs for the ground segment of a DBS system (the reception equipment) are directly related to, and limited by, the number of service subscribers. DBS's disadvantages presently include limited ability to tailor the programming package to the interests of different geographic markets, such as providing local news, other local origination services and local broadcast stations; signal reception being subject to line of sight angles; and technology which requires a customer to rent or own one set-top box (which is currently significantly more expensive than a cable converter) for each television on which they wish to view DBS programming.

          Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS subscribers, and the Partnership assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Further, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the rapid growth in DBS subscribers. DBS services are now available within all areas served by the Partnership's cable television systems. See "Management's Discussion and
                                             ----------------------------
Analysis of Financial Condition and Results of Operations - General -
-------------------------------------------------------------------
Competition."

          Telephone Company Entry.  The 1996 Telecom Act eliminated the
          ------------------------
statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. See "Regulation and Legislation." The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that it will face substantial competition from telephone companies for the provision of video services, whether it is through the provision of wireless cable, or through the provision of upgraded telephone networks. The Partnership assumes that all major telephone companies have already entered or soon will enter the business of providing video services.
The Partnership is aware that one regional bell operating company has completed installation of a fiber optic network within Lower Delaware's franchise areas. The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under "Regulation and Legislation."

          Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of competition in the delivery of video services.

          Although long distance telephone companies had no legal prohibition on the provision of video services, they have historically not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the regional bell operating companies.

          MMDS/LMDS.  Another alternative method of distribution is multi-
          ----------
channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS systems can acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Further, in 1995, several large telephone companies acquired significant ownership in numerous MMDS companies (including the MMDS operator that competes with Riverside). This infusion of money into the MMDS industry was expected to accelerate its growth and its competitive impact. However, in 1996 telephone company support of MMDS appeared to diminish as both Bell Atlantic Corporation and NYNEX Corporation suspended their investments in two major MMDS companies. For a discussion of the competitive effects of MMDS operators on the Partnership, see "Regulation and Legislation - Cable Rate
                                                                ----------
Regulation" and "Management's Discussion and Analysis of Financial Condition and
-----------      ---------------------------------------------------------------
Results of Operations - General - Competition and - Partnership's Cable
-------------------------------
Systems." Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a subscriber's home. The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully operational LMDS systems.

          Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises. An increasing number of cities are exploring the feasibility of owning their own cable systems in a manner similar to city-provided utility services.

          Private Cable.  The Partnership also competes with Master Antenna
          --------------
Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC is now considering new rules that would restrict or eliminate the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby potentially making it less expensive for SMATV competitors to reach those customers.

          In addition to competition for customers, the cable television industry competes with broadcast television, radio, the print media and other sources of information and entertainment for advertising revenue. As the cable television industry has developed additional programming, its advertising revenue has increased. Cable operators sell advertising spots primarily to local and regional advertisers.

          With the exception of the DBS operators that compete with all of the Partnership's cable television systems, and the MMDS operator that competes with Riverside, the Partnership has no basis upon which to estimate the number of cable television companies and other entities with which it competes or may potentially compete.

          The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed or as yet undeveloped technologies will not become dominant in the future.

          The Partnership believes that, in the near term, the most effective method to maintain the competitive position of its cable television systems would be to deploy digital compression technology for premium services, while retaining traditional analog service for basic services. This could be done in those cable television systems which have available channel bandwith or if the existing programming was digitized. Digital compression technology would increase channel capacity and improve picture quality. Enhanced programming could also be added to existing service by means of DBS. Such an approach would probably be considered for those cable television systems which do not have available channel bandwith but suffer from competitive threats in their service area. Alternatively, the Partnership could replace coaxial trunk cable with optical fiber and deploy digital compression technology in its cable television systems. The cost of replacing coaxial trunk cable with optical fiber could be significant. The Partnership is currently considering the deployment of digital compression technology in the Riverside System but has no specific plans with respect to more extensive advancements or improvements that would involve the replacement of coaxial trunk cable with fiber optic cable. Riverside uses a headend of an affiliated cable television system. Accordingly, Riverside could not proceed with the implementation of digital compression technology unless such affiliated cable television system also implemented digital compression technology. The Partnership would not proceed with the implementation of any technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements on a system-by-system basis. The Partnership has not considered any advancements or improvements for the St. Mary's, Lower Delaware and Southern Tennessee Systems due to the Proposed Asset Sales. However, in the event that any of the Proposed Asset Sales are not consummated, the Partnership would evaluate the need for advancements or improvements for that system(s).
The Partnership believes that its evaluation of the need for advancements or improvements would focus primarily on whether a reasonable return could be earned on the capital invested in any such improvements and the period of time required to achieve such a return.

          Regulation and Legislation. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. On February 8, 1996, the President signed into law the 1996 Telecom Act. This new law alters the regulatory structure governing the nation's telecommunications providers, including the Partnership. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it reduces the scope of cable rate regulation.

          The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of the Partnership's cable systems.

          Cable Rate Regulation.  The 1992 Cable Act imposed extensive rate
          ----------------------
regulation on the cable television industry. All cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate "effective competition" by showing either low penetration (less than 30% of the local population subscribes to basic service) or the presence (measured collectively as 50% availability, 15% subscriber penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of "effective competition" to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

          Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

          The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local subscribers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

          Under the FCC's rate regulations, the Partnership was required to reduce its BST and CPST rates in 1993 and 1994, and has since had its rate increases governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" structure in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. It also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

          The MMDS operator that is providing competing video services within certain of Riverside's service areas was acquired by the local exchange carrier in July 1995. The FCC will be conducting a rulemaking to clarify the statutory language with respect to the expanded definition of "effective competition." If the FCC rules were to indicate that the MMDS operator provides "effective competition" to Riverside, the Partnership would take the appropriate steps to attempt to deregulate Riverside's service rates. Even if Riverside's rates were to be deregulated, the Partnership believes that competitive and other factors may limit Riverside's ability to increase its service rates.

          Cable Entry Into Telecommunications.  The 1996 Telecom Act provides
          -----------------------------------
that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal, or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. Review of the FCC's initial interconnection order is now pending before the Eighth Circuit Court of Appeals.

          Telephone Company Entry Into Cable Television.  The 1996 Telecom Act
          ---------------------------------------------
allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the regional bell operating companies, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

          Under the 1996 Telecom Act, a LEC providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). LECs providing service through an OVS can proceed without a traditional cable franchise, although an OVS operator will be subject to general rights-of-way management regulations and can be required to pay franchise fees to the extent it provides cable services. To be eligible for OVS status, the LEC itself cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

          Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition. The "rural exemption" permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of the LEC's telephone service area. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

          Electric Utility Entry Into Telecommunications/Cable Television.  The
          ---------------------------------------------------------------
1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies", and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

          Additional Ownership Restrictions.  Pursuant to the 1992 Cable Act,
          ---------------------------------
the FCC adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest ("attributable" for these purposes is defined as a 5% or greater ownership interest or the existence of any common directors), with an increase to 35% if the additional cable systems are minority controlled. However, the FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits. If the ownership limits are determined on appeal to be constitutional, they may affect the Partnership's ability to acquire interests in additional cable systems.

          The FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the first 75 activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. Channels beyond the first 75 activated channels are not subject to such limitations, and the rules do not apply to local or regional programming services.

          The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Partnership's business. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS). The constitutionality of the must carry requirements has been challenged and is awaiting a decision from the U.S. Supreme Court.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandate a modest rate reduction and could make commercial leased access a more attractive option for third party programmers.

          "Anti-Buy Through" Provisions.  Federal law requires each cable system
          -----------------------------
to permit subscribers to purchase video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in December 2002, but the FCC may extend that period if deemed necessary.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors (such as DBS and MMDS). This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to the Partnership.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC is expected to impose new Emergency Alert System requirements on cable operators in 1997. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Two pending FCC proceedings of particular competitive concern involve inside wiring and navigational devices. The former FCC proceeding is considering ownership of cable wiring located inside multiple dwelling unit ("MDU") complexes. If the FCC concludes that such wiring belongs to, or can be unilaterally acquired by, the MDU owner, it will become easier for MDU owners to terminate service from the incumbent cable operator in favor of a new entrant. The latter FCC proceeding is considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

          Copyright.  Cable television systems are subject to federal copyright
          ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect the Partnership's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

          State and Local Regulation.  Cable television systems generally are
          --------------------------
operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity. The 1996 Telecom Act clarified that the need for an entity providing cable services to obtain a local franchise depends
solely on whether the entity crosses public rights of way.   Federal law now
prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises covering an existing cable system's service area. Cable franchises generally are granted for fixed terms and in many cases are terminable if the franchisee fails to comply with material provisions. Non-compliance by the cable operator with franchise provisions may also result in monetary penalties.

          The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenue, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

          Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

          Proposed Changes in Regulation. The regulation of cable television systems at the federal, state and local levels is subject to the political process and has been in constant flux over the past decade. Material changes in the law and regulatory requirements must be anticipated and there can be no assurance that the Partnership's business will not be affected adversely by future legislation, new regulation or deregulation.

          GENERAL
          -------

          The Partnership has not expended material amounts on research and development during the past fiscal year. Construction and maintenance materials are available and acquired from a number of suppliers and are not deemed to be in short supply.

          Legislative, administrative and/or judicial action may alter portions of the foregoing statements relating to competition and regulation.

          There is no customer or affiliated group of customers to whom sales are made in an amount which exceeds 10% of the Partnership's revenue.

          Compliance with federal, state, and local provisions which have been enacted or adopted regulating the discharge of material into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

          At December 31, 1996, 155 individuals were employed at the Partnership's cable systems.

          (d)  Financial Information about Foreign and Domestic Operations and
               ---------------------------------------------------------------
               Export Sales
               ------------

          The Partnership has neither foreign operations nor export sales.

Item 2.  Properties.
------   ----------

     At December 31, 1996, the Partnership's physical cable television properties, which are located in Tennessee, California, Maryland and Delaware consisted of cable system components, motor vehicles, miscellaneous hardware, spare parts, and other components. Riverside uses office facilities and certain cable distribution assets (including the headend) of an affiliated cable television system. See note 5 to the accompanying financial statements.

     The Partnership believes that its properties are suitable and adequate by industry standards. However, in the event that the Proposed Asset Sales are not consummated, the Partnership could be placed at a competitive disadvantage if it were not to implement certain technological improvements to its cable television systems. This is particularly true of the cable television systems operated by Lower Delaware and St. Mary's, which systems (i) offer significantly fewer channels, (ii) have experienced higher maintenance costs and (iii) provide a lower quality picture than is currently attainable by state-of-the-art cable television systems and DBS. For information concerning the economic feasibility of implementing technological improvements, see "Management's Discussion and
                                                 ---------------------------
Analysis of Financial Condition and Results of Operations - General -
-------------------------------------------------------------------
Competition." See also "Business - Narrative Description of Business - General
                        --------------------------------------------
and - Competition."

     During 1996, $5.7 million in capital expenditures were made to improve and expand the Partnership's cable systems. See "Management's Discussion and
                                             ----------------------------
Analysis of Financial Condition and Results of Operations - Liquidity and
-------------------------------------------------------------------------
Capital Resources."
-------------------

Item 3.  Legal Proceedings.
------   -----------------

     None.


Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

     None.

                                   PART II.


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
------    ---------------------------------------------------------------------

          In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 1996, there were approximately 12,800 Unit holders.

          Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the estimated market value of the underlying net assets of the Partnership.

          The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and the Limited Partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for Limited Partners of record as of January 1, 1996), respectively. The Partnership has entered into three separate agreements for the sale of the Southern Tennessee, St. Mary's and Lower Delaware Systems. For a discussion of the potential use of any proceeds from such proposed sales, see "Business -General Development of
                                            ---------------------------------
Business."
--------

Item 6.     Selected Financial Data.
------      -----------------------

            Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1996 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

SUMMARY BALANCE SHEET DATA:
---------------------------

                                                 December 31,
                                   -----------------------------------------
                                    1996     1995    1994    1993    1992
                                   -------  ------  ------  -------  -------
                                              amounts in thousands

   Cash and cash equivalents       $ 4,729   2,132     599     384      579
   Property and equipment, net     $38,732  39,794  39,588  41,034   41,755
   Franchise costs and other
       intangibles, net            $28,877  37,050  45,398  53,951   63,186
   Total assets                    $73,209  79,936  86,563  96,572  106,875
   Debt                            $ 7,500   8,700  13,800  18,700   22,700
   Partners' equity                $60,137  57,840  64,004  70,400   76,736
   Units outstanding                   200     200     200     200      200


SUMMARY STATEMENT OF OPERATIONS DATA:
------------------------------------

                                               Years ended December 31,
                                  -----------------------------------------------
                                    1996      1995      1994      1993       1992 (1)
                                  -------   -------   -------   -------     -----
                                    amounts in thousands, except per Unit amounts

 Revenue                           $28,108   26,196      24,393    23,358    17,065
 Operating loss                    $(4,556)  (4,867)     (5,213)   (5,011)   (3,049)
 Interest expense                  $  (302)    (925)       (989)   (1,001)     (665)
 Interest income                   $   494       81          --        --       703
 Share of earnings (losses) of
  Newport News                     $39,995     (652)        (194)     (324)    (736)
 Net earnings (loss)               $35,631   (6,164)      (6,396)   (6,336)  (3,747)
 Net earnings (loss) per Unit      $176.37   (30.51)      (31.66)   (31.36)  (18.55)
-------------------------

(1) The Partnership acquired the St. Mary's and Lower Delaware Systems in 1992. Accordingly, the summary statement of operations data for the year ended December 31, 1992 includes the operating results of St. Mary's for seven months and Lower Delaware for six months.

Item 7.   Management's Discussion and Analysis of Financial Condition and
------    ---------------------------------------------------------------
          Results of Operations.
          ---------------------

          General
          -------

          Asset Sales. On January 1, 1996, Newport News sold the Newport News System to Cox Communications Rhode Island, Inc. (formerly Cox Cable Hampton Roads, Inc. ("Cox)), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). The Partnership had a 40% ownership interest in Newport News. Accordingly, during 1996 the Partnership received $35,789,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale.

          In connection with the January 1996 Newport News Sale, Newport News used most of the net cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 to Cablevision and (iii) make distributions to the Partnership and ACT 4 of $35,789,000 and $53,684,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and the Limited Partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for Limited Partners of record as of January 1, 1996), respectively.

          The Partnership is a party to three separate agreements for the sale of its Southern Tennessee, St. Mary's and Lower Delaware Systems. One agreement, dated November 27, 1996, provides for the sale of the St. Mary's System to an unaffiliated third party for a cash sales price of $30,636,900, subject to certain adjustments. Another agreement, dated November 29, 1996, provides for the sale of the Southern Tennessee System to an unaffiliated third party for a cash sales price of $19,750,000, subject to certain adjustments.
The other agreement, dated December 24, 1996, provides for the sale of the Lower Delaware System to an unaffiliated third party for a cash sales price of $43,100,000, subject to certain adjustments. Pursuant to the asset purchase agreements for the St. Mary's, Southern Tennessee and Lower Delaware Sales, $766,000, $494,000 and $l,078,000, respectively, of such sales price have been placed in escrow as a deposit and will remain in escrow to satisfy any indemnification claims for one year following consummation of the sale.

          All of the Proposed Asset Sales were approved by the Limited Partners at a special meeting that occurred on March 26, 1997. Subject to the receipt of regulatory approvals and other closing conditions, consummation of the Proposed Asset Sales is expected to occur during the second quarter of 1997. However, there is no assurance that the Proposed Asset Sales will be consummated.

          The Partnership has been marketing and continues to market for sale the Riverside System. There is no assurance that the Partnership can arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the Partnership is unable to arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership, the Partnership will continue to operate the Riverside System. Although no assurance can be given, the Partnership currently anticipates that any cash proceeds from the Proposed Asset Sales will not be used to fund the Riverside System's capital expenditures or liquidity requirements.

          Assuming all of the Proposed Asset Sales had occurred on December 31, 1996 and that no amounts were used to fund capital expenditures or the liquidity requirements of the Riverside System, it is estimated that the Pro Forma Distribution Per Unit would have been $378. The Partnership is unable to predict the amount that Limited Partners would receive upon a sale of the Partnership's remaining cable television system, the Riverside System. There is no assurance that any of the Proposed Asset Sales will be consummated. The Pro Forma Distribution Per Unit, which is based upon the Partnership's historical financial position at December 31, 1996, does not reflect any contingent liabilities that might arise subsequent to the date of this Annual Report on Form 10-K, and is based on various assumptions with respect to transaction related costs (including the payment of estimated disposition fees to Cablevision of $2,805,000), sales price adjustments and other matters. As such, the actual amounts distributed to Limited Partners may vary from the Pro Forma Distribution Per Unit. As described below, the amount by which the Pro Forma Distribution Per Unit would be reduced if one or more of the Proposed Asset Sales does not close is dependent upon future events and circumstances. In the event that any of the Proposed Asset Sales are not consummated, it is currently the Partnership's intention to seek a substitute buyer for such system(s).
There is no assurance that the Partnership could arrange for a Substitute Sales Transaction(s) at an appropriate price or on terms acceptable to the Partnership. If the Partnership's efforts in arranging a Substitute Sales Transaction(s) prove to be unsuccessful, the Partnership would evaluate market, competitive, regulatory, financial and other conditions (relating to the cable television industry generally and to the system(s) specifically) in order to determine whether it would be in the best interest of the Partnership to use all or a portion of the available net cash proceeds (after repaying debt as required by the terms of the Partnership's bank credit facility and repaying any amounts due to TCIC) from any of the consummated Proposed Asset Sales to fund all or a portion of any remaining cable television system's(s') liquidity requirements, including non-discretionary capital expenditures and necessary maintenance costs as well as the cost of implementing technological advancements or improvements. Accordingly, the failure to consummate one or more of the Proposed Asset Sales could delay and would reduce the Pro Forma Distribution Per Unit. The Partnership anticipates that any distributions to partners would be made as soon as practicable after the date of the last closing of the Proposed Asset Sales. However, there is no assurance as to the timing or amount of any such distributions.

          Regulation.   The operation of the Partnership's cable television
systems is regulated at the federal, state and local levels.  The 1992 Cable
Act and the Telecommunications Act of 1996 (together with the 1992 Cable Act, the "Cable Acts") established rules under which the Partnership's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. At December 31, 1996, approximately 60% of the Partnership's basic customers were served by cable television systems that were subject to such rate regulation.

          During the year ended December 31, 1996, approximately 70% of the Partnership's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Partnership's ability to increase its service rates.

          Competition. Since 1992, most of Riverside's service areas have been subject to competition from an MMDS operator (the "California MMDS Operator"). The Partnership believes that the California MMDS Operator's service is available to over 50% of the households in Riverside's service areas and that the California MMDS Operator does not presently serve more than 15% of the households in any given franchise area. Although the above-described competition has resulted in a loss of subscribers in Riverside's service area, the Partnership is currently unable to predict the extent of such effect at this time on the Partnership's financial condition or results of operations. For additional information concerning the revenue and subscriber bases of Riverside, see Partnership's Cable Systems below. See also "Business - Narrative
Description of Business - Competition."          --------------------
-----------------------

          In addition to MMDS, the Partnership competes with other distributors of the same or similar video programming as that offered by its cable systems. During 1996, the Partnership has experienced a competitive impact from DBS providers. The PRIMESTAR Partners L.P. broadcasts a multi-channel programming service via a medium power communications satellite to HSDs of approximately 3 feet in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. On February 24, 1997, News Corp. and EchoStar announced that News Corp. will acquire a 50% interest in EchoStar and that the companies will combine their DBS businesses into a new company, which will operate under the name Sky. The two companies contend that Sky, which is scheduled to launch in early 1998, will offer 500 channels of digital television, Internet services and local broadcast network television signals, capable of reaching more than 50% of all television householders upon the launch of Sky and 75% of all television households by the end of 1998. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Partnership expects that competition from DBS will continue to grow. DBS Service is now available within the service areas of all of the Partnership's cable television systems. However, the Partnership is unable to predict what effect such competition will have on the Partnership's financial condition or results of operations.

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

          The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. See "Business -
                                                                  ----------
Narrative Description of Business - Regulation and Legislation."  The 1996
---------------------------------
Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that it will face substantial competition from telephone companies for the provision of video services. The Partnership assumes that all major telephone companies have already entered or soon will enter the business of providing video services.
The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described in "Business -
                                                               ----------
Narrative Description of Business - Regulation and Legislation." Additionally,
---------------------------------
the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of significant competition in the delivery of video services. The Partnership is aware that one regional bell operating company has completed installation of a fiber optic network within Lower Delaware's franchise areas. Based on the foregoing, the Partnership continues to believe that its cable systems could experience competition from alternative providers of video programming services in the future. The Partnership presently cannot predict the effect that any such competition might have on its financial condition or results of operations.

          As further described under "Business - Narrative Description of
                                      -----------------------------------
Business," the Partnership's cable television systems are presently operating in
--------
an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on its financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place the Partnership at a competitive disadvantage if it were not to implement certain technological improvements to its cable television systems. The Partnership believes that, in the near term, the most effective method to maintain the competitive position of its cable television systems would be to deploy digital compression technology for premium services, while retaining traditional analog service for basic services. This could be done in those cable television systems which have available channel bandwith or if the existing programming was digitized.
Digital compression technology would increase channel capacity and improve picture quality. Enhanced programming could also be added to existing service by means of DBS. Such an approach would probably be considered for those cable television systems which do not have available channel bandwith but suffer from competitive threats in their service area. Alternatively, the Partnership could replace coaxial trunk cable with optical fiber and deploy digital compression technology in its cable television systems. The cost of replacing coaxial trunk cable with optical fiber could be significant. Due to the competitive environment within Riverside's service area, the Partnership is currently considering the deployment of digital compression technology in the Riverside System but has no specific plans with respect to more extensive advancements or improvements that would involve the replacement of coaxial trunk cable with fiber optic cable. Riverside uses a headend of an affiliated cable television system. Accordingly, Riverside could not proceed with the implementation of digital compression technology unless such affiliated cable television system also implemented digital compression technology. The Partnership would not proceed with the implementation of any technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements on a system-by-system basis. The Partnership has not considered any advancements or improvements for the St. Mary's, Lower Delaware and Southern Tennessee Systems due to the Proposed Asset Sales. However, in the event that any of the Proposed Asset Sales are not consummated, the Partnership would evaluate the need for advancements or improvements for that system(s). The Partnership believes that its evaluation of the need for advancements or improvements would focus primarily on whether a reasonable return could be earned on the capital invested in any such improvements and the period of time required to achieve such a return. See "Liquidity and Capital Resources" below.
              -------------------------------

          Partnership's Cable Systems. The following table sets forth information for the Partnership's cable systems for the periods indicated (amounts in thousands):

                                                   December 31,
                                            ------------------------
     Basic Subscribers                        1996     1995    1994
     -----------------                      --------  ------  ------

               Southern Tennessee              11.4    10.9     10.8
               Riverside (1)                   19.1    18.9     18.9
               St. Mary's                      18.8    17.3     17.1
               Lower Delaware (2)              28.1    25.9     25.7
                                            -------  ------   ------

                                               77.4    73.0     72.5
                                            =======  ======   ======

       Premium Subscriptions (3)
       -------------------------

               Southern Tennessee               8.2     7.9      7.5
               Riverside (1)                   22.0    22.6     30.0
               St. Mary's                      22.6    18.3     13.6
               Lower Delaware (2)              22.3    18.5     11.9
                                            -------  ------   ------

                                               75.1    67.3     63.0
                                            =======  ======   ======


                                                    December 31,
                                            ------------------------
         Total Assets                         1996    1995     1994
         ------------                       -------  ------   ------

               Southern Tennessee           $ 6,014   6,690    7,607
               Riverside                     19,490  23,285   25,868
               St. Mary's                    24,498  23,390   23,836
               Lower Delaware (2)            22,426  25,791   27,972
                                            -------  ------   ------

                                            $72,428  79,156   85,283
                                            =======  ======   ======


                                              Years ended December 31,
                                             ------------------------
         Revenue (4)                           1996    1995     1994
         -----------                         -------  ------   ------

               Southern Tennessee           $ 3,868   3,759    3,451
               Riverside (1)                  8,388   8,207    7,512
               St. Mary's                     6,855   6,161    5,771
               Lower Delaware (2)             8,997   8,069    7,659
                                            -------  ------   ------

                                            $28,108  26,196   24,393
                                            =======  ======   ======


-------------------------

      (1) As described under "General-Competition" above, Riverside is
                              -------
          subject to competition from the California MMDS Operator. Additionally, the economy within Riverside's service areas has been adversely affected by military base closures and downsizings. From December 31, 1996 to March 26, 1997, Riverside experienced a decrease of approximately 300 and 2,000 basic subscribers and premium subscriptions, respectively. The decrease in basic subscribers is primarily attributable to competitive factors and the decrease in premium subscriptions is primarily the result of a rate increase in premium subscriptions during the first quarter of 1997. The Partnership is unable to predict the extent of such effect at this time on its financial condition and results of operations.

      (2) Lower Delaware's basic subscribers and premium subscriptions are subject to seasonal fluctuations and generally are higher from May through October as compared to November through April.

      (3) A basic subscriber may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. The 7,800 or 12% increase in the Partnership's 1996 premium subscriptions is comprised of a 4,300 increase in STARZ! subscriptions, a 2,900 increase in "ENCORE" subscriptions and a 600 increase in traditional premium subscriptions. The 4,300 or 7% increase in the Partnership's 1995 premium subscriptions is comprised of a 2,500 increase in "ENCORE" subscriptions, a 5,100 increase in STARZ! subscriptions and a 3,300 decrease in traditional premium subscriptions. Increases in the Partnership's traditional premium services are generally the result of promotional campaigns that involve the packaging of traditional premium services at a lower per unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, the Partnership typically experiences reductions in the number of its traditional premium subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $5.00, as compared to $10.00 to $13.00 for traditional premium services.

      (4) For additional information concerning the Partnership's revenue, see "General - Regulation" above and "Results of Operations" below.
               -------                          ---------------------

       Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. The Partnership's Operating Cash Flow increased 7% from $11,274,000 in 1995 to $12,048,000 in 1996. See "Results of Operations -
                                                       -----------------------
Operating Loss - 1996 Compared to 1995" below.  During the year ended December
---------------------------------------
31, 1996, Lower Delaware, St. Mary's, Riverside and Southern Tennessee contributed $4,968,000 (41%), $2,971,000 (25%), $3,009,000 (25%) and $2,067,000
(17%), respectively, to the aggregate Operating Cash Flow of the Partnership. The foregoing amounts are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

        At December 31, 1996, Southern Tennessee, Riverside, St. Mary's and Lower Delaware passed approximately 14,500, 31,300, 26,800, and 35,200 homes, respectively.

        Results of Operations
        ---------------------

        Operating Loss - 1996 Compared to 1995
        --------------------------------------

        The 7% increase in revenue from 1995 to 1996 resulted primarily from
(i) a 4% increase in the weighted average rate received for Regulated Services (see related discussion below), (ii) a 4% increase in the average number of basic subscribers, and (iii) a 9% increase in average premium subscriptions. The increase in the weighted average rate received for Regulated Services is attributable to the implementation of rate increases in 1996. The increase in the average number of premium subscriptions was partially offset by decreases in the average monthly price received for each premium subscription. During the first quarter of 1997, the Riverside System increased its rates for premium subscriptions which resulted in a decrease in the number of premium subscriptions. See "General - Partnership's Cable Systems" above.
                     -------

          Programming expense increased 20% during 1996 as compared to 1995. Such increase is primarily attributable to higher programming rates and an increase in the average number of basic subscribers and premium subscriptions as noted above. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percent than increases in revenue from Regulated Services. The Partnership's cable television systems increased their rates for Regulated Services in 1996.

          Selling, general and administrative ("SG&A") expenses increased 3% from 1995 to 1996. Such increase is primarily the result of (i) higher labor costs and (ii) increased franchise fees (which are calculated as a percentage of revenue). Such increases were partially offset by a decrease in insurance costs of $455,000 which related to the over accrual of premiums in prior years.

          Depreciation expense increased 8% during 1996, as compared to 1995. Such increase is consistent with the increase in the average balance of the Partnership's property and equipment.

          Operating Loss - 1995 Compared to 1994
          --------------------------------------

          The 7% increase in revenue from 1994 to 1995 resulted primarily from a 3% increase in the average number of basic subscribers and a 21% increase in average premium subscriptions. See "General - Partnership's Cable Systems"
                                    -------
above. The increase in the average number of premium subscriptions was partially offset by decreases in the average monthly price received for each premium subscription.

          Programming expenses increased 14% during 1995 as compared to 1994. Such increase is primarily attributable to higher programming rates and an increase in the average number of premium subscriptions and basic subscribers.

          The majority of the 10% increase in operating expenses from 1994 to 1995 is attributable to increased labor costs.

          Depreciation expense increased 6% during 1995, as compared to 1994. Such increase is consistent with the increase in the average balance of the Partnership's property and equipment.

          Other Income (Expense)
          ----------------------

          Interest expense decreased $623,000 from 1995 to 1996 and was relatively constant from 1994 to 1995. The decrease in interest expense in 1996 is due to a lower average outstanding principal balance and slightly lower interest rates. During 1995, the positive effect of a lower average outstanding principal balance was offset by higher interest rates.

          Interest income increased $413,000 and $81,000 during the years ended December 31, 1996 and 1995, respectively, as compared to the corresponding prior year periods. Such changes are primarily due to changes in the weighted average balance of cash and cash equivalents.

          Other income in 1995 represents a refund of a portion of the state sales and use tax that was paid by the Partnership in connection with the 1992 acquisitions of St. Mary's and Lower Delaware.

          Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1996.

          Liquidity and Capital Resources
          -------------------------------

          As previously described under "General - Asset Sales," the Partnership
                                         -------
is party to three separate agreements for the sale of three of its cable television systems.

          The Partnership's sources of liquidity are cash generated from the operations of its cable television systems, bank borrowings and cash and cash equivalents on hand. These sources of liquidity are used to service debt and fund capital expenditures. If any of the Proposed Asset Sales are consummated, ACT 5 would experience corresponding reductions in its borrowing capacity and cash generated from operations. For additional information concerning the potential effects of the Proposed Asset Sales on the Partnership's liquidity and capital resources, see "General - Partnership's Cable Systems" above.
                        -------

          During the year ended December 31, 1996, the Partnership used cash provided by operating and investing activities of $6.0 million and $30.2 million, respectively, to fund financing activities and an increase in cash and cash equivalent balances of $33.6 million and $2.6 million, respectively. See the Partnership's statements of cash flows included in the accompanying financial statements.

          In the event that any of the Proposed Asset Sales are consummated, the Partnership anticipates that it would use all or a portion of the available net cash proceeds to (i) repay amounts outstanding under the Partnership's bank credit facility (as required by the terms of such bank credit facility), (ii) repay any amounts due TCIC, (iii) fund all or a portion of any remaining cable television system's(s') liquidity requirements and (iv) make distributions to the Partnership's partners.

          The Partnership's bank credit facility provides for a revolving line of credit which is reduced quarterly through December 31, 1999. At December 31, 1996, $7,500,000 of the facility was unused. Although the Partnership was in compliance with the facility's restrictive covenants at December 31, 1996, additional borrowings under the facility are subject to the Partnership's continuing compliance with such restrictive covenants (which include the maintenance of certain ratios of total debt to cash flow and cash flow to debt service, as defined). See note 3 to the accompanying financial statements.

          The Partnership's bank credit facility was amended as of December 22, 1995 to permit the Partnership to distribute up to $33,700,000 of the Partnership's share of proceeds from the Newport News Sale to the Partnership's partners. The Partnership received its share of the net proceeds from the Newport News Sale in 1996, and most of such net proceeds were used to fund distributions to the Partnership's partners. See "General - Asset Sales."
                                                   -------

          The Partnership estimates that during 1997 it will spend approximately $3.1 million for capital expenditures (of which approximately $440,000, $240,000, $970,000 and $1,450,000 relate to Riverside, Southern Tennessee, Lower Delaware, and St. Mary's, respectively). Such estimated capital expenditures assume (i) a full year of capital expenditures for each of the Partnership's cable television systems and (ii) that no technological improvements will be implemented to any of the Partnership's cable television systems other than the possible deployment of digital compression technology at the Riverside System. The Partnership expects that capital expenditures would be reduced in the event that any of the Proposed Asset Sales are consummated.

          The Partnership anticipates that its sources of liquidity will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General - Competition"),
                                                -------
service outstanding debt and meet its other liquidity requirements.

Item 8.   Financial Statements and Supplementary Data.
------    -------------------------------------------

          The financial statements of the Partnership are filed under this item beginning on Page II-13. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
------    ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

                          Independent Auditors' Report
                          ----------------------------



The Partners
American Cable TV Investors 5, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                         KPMG Peat Marwick LLP


Denver Colorado
March 14, 1997, except as to the ninth
   paragraph of note 2, which is as of
   March 26, 1997

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                           December 31, 1996 and 1995

                                  (see note 2)

Assets                                      1996           1995
------                                    --------       --------
                                            amounts in thousands

Cash and cash equivalents                  $ 4,729         2,132

Trade and other receivables                    541           514
  Less allowance for doubtful
   receivables                                  61            63
                                           -------        ------
                                               480           451
                                           -------        ------

Prepaid expenses                                93           124

Property and equipment:
   Land                                         39            39
   Cable distribution systems               62,216        57,340
   Support equipment and buildings           4,876         4,418
                                           -------        ------
                                            67,131        61,797
   Less accumulated depreciation            28,399        22,003
                                           -------        ------
                                            38,732        39,794
                                           -------        ------

Franchise costs and other intangibles       75,688        75,688
   Less accumulated amortization            46,811        38,638
                                           -------        ------
                                            28,877        37,050
                                           -------        ------

Other assets, net of accumulated
 amortization                                  298           385
                                           -------        ------

                                           $73,209        79,936
                                           =======        ======

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets, continued

                                  (see note 2)

                                                  1996          1995
                                                 -------       ------
Liabilities and Partners' Equity                 amounts in thousands
--------------------------------

Cash overdraft                                   $1,710          794

Accounts payable                                    162          127

Accrued expenses:
     Franchise fees                                 618          523
     Other                                          616        1,159
                                                -------       ------
                                                  1,234        1,682
                                                -------       ------

Subscriber advance payments and
 converter deposits                               1,015        1,323

Amounts due to related parties (note 5)           1,451        5,264

Debt (note 3)                                     7,500        8,700

Negative investment in Newport News
 Cablevision Associates, L.P. ("Newport
 News") (notes 2 and 4)                              --        4,206
                                                -------       ------

          Total liabilities                      13,072       22,096
                                                -------       ------

Partners' equity (deficit):
     General partner                             (2,701)      (2,724)
     Limited partners                            62,838       60,564
                                                -------       ------

          Total partners' equity                 60,137       57,840
                                                -------       ------

Commitments and contingencies (notes 5 and 6)   $73,209       79,936
                                                =======       ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1996, 1995 and 1994
                                  (see note 2)


                                            1996         1995         1994
                                          ---------  ------------  -----------
                                                   amounts in thousands,
                                                 except per unit amounts

Revenue                                    $28,108        26,196       24,393

Operating costs and expenses:
          Programming (primarily from
           related parties - note 5)         5,812         4,859        4,258
          Operating (including
           allocations from related
           parties - note 5)                 2,955         2,922        2,668
          Selling, general and
           administrative (including
           charges and allocations from
           related parties - note 5)         8,965         8,678        8,197
          Depreciation                       6,672         6,157        5,831
          Amortization                       8,260         8,447        8,652
                                           -------        ------       ------

           Total operating expenses         32,664        31,063       29,606
                                           -------        ------       ------

           Operating loss                   (4,556)       (4,867)      (5,213)

 Other income (expense):
          Interest expense                    (302)         (925)        (989)
          Interest income                      494            81           --
          Other income                          --           199           --
          Share of earnings (losses) of
           Newport News (note 4)            39,995          (652)        (194)
                                           -------        ------       ------

                                            40,187        (1,297)      (1,183)
                                           -------        ------       ------

           Net earnings (loss)             $35,631        (6,164)      (6,396)
                                           -------        ======       ======

  Net earnings (loss) per limited
   partnership unit                        $176.37        (30.51)      (31.66)
                                           =======        ======       ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                    Statements of Partners' Equity (Deficit)

                  Years ended December 31, 1996, 1995 and 1994

                                  (see note 2)

                                 General     Limited
                                 partner    partners      Total
                                ---------  -----------  ---------
                                       amounts in thousands

Balance at January 1, 1994       $(2,598)      72,998     70,400

   Net loss                          (64)      (6,332)    (6,396)
                                 -------      -------    -------

Balance at December 31, 1994      (2,662)      66,666     64,004

   Net loss                          (62)      (6,102)    (6,164)
                                 -------      -------    -------

Balance at December 31, 1995      (2,724)      60,564     57,840

   Distribution (note 2)            (333)     (33,001)   (33,334)

   Net earnings                      356       35,275     35,631
                                 -------      -------    -------

Balance at December 31, 1996     $(2,701)      62,838     60,137
                                 =======      =======    =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                  (see note 2)

                                            1996        1995        1994
                                          ---------  ----------  ----------
                                                 amounts in thousands
                                                      (see note 1)
Cash flows from operating activities:
   Net earnings (loss)                    $ 35,631      (6,164)     (6,396)
   Adjustments to reconcile net
    earnings (loss) to net cash
    provided by operating activities:
      Depreciation and amortization         14,932      14,604      14,483
      Share of (earnings) losses of
       Newport News                        (39,995)        652         194
      Changes in operating assets
       and liabilities:
         Decrease (increase) in:
            Receivables                        (29)        (32)        145
            Other assets and
             prepaid expenses                   31         (48)        (18)
          Increase (decrease) in:
            Accounts payable                    35          38         (19)
            Accrued expenses                  (448)         94         197
            Subscriber advance
             payments and
             converter deposits               (308)        (60)        355
            Amounts due to
             related parties                (3,813)      3,152         560
                                          --------      ------     -------

                Net cash provided
                 by operating
                 activities                  6,036      12,236       9,501
                                          --------      ------     -------

Cash flows from investing activities:
   Capital expended for property
    and equipment                           (5,673)     (6,563)     (4,399)
   Distribution from Newport News           35,789          --          --
   Other investing activities                   63         166          13
                                          --------      ------     -------

                 Net cash provided
                  by (used in)
                  investing
                  activities                30,179      (6,397)     (4,386)
                                          --------      ------     -------

Cash flows from financing activities:
   Borrowings of debt                        6,500          --       5,100
   Repayments of debt                       (7,700)     (5,100)    (10,000)
   Distributions to partners               (33,334)         --          --
   Change in cash overdraft                    916         794          --
                                          --------      ------     -------

                  Net cash used in
                   financing activities    (33,618)     (4,306)     (4,900)
                                          --------      ------     -------

                  Net increase in
                   cash and cash
                   equivalents               2,597       1,533         215


                  Cash and cash
                   equivalents:
                   Beginning of year         2,132         599         384
                                          --------      ------     -------

                  End of year             $  4,729       2,132         599
                                          ========      ======     =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     Organization
     ------------
     American Cable TV Investors 5, Ltd. is a Colorado limited partnership
     (the "Partnership" or "ACT 5") that was formed in December of 1986 for the purpose of acquiring, developing, and operating cable television systems. The Partnership had a 40% ownership interest in Newport News, which also was formed in 1986 for the purpose of acquiring, developing and operating a cable television system located in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 4, Ltd. ("ACT 4"), an affiliate, owned the 60% majority interest in Newport News. As a result of the sale of the Newport News System on January 1, 1996, Newport News was liquidated in 1996. See note 2.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI"), a Colorado limited partnership. At December 31, 1996, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is indirectly owned by Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI Limited Partnership Agreement, TCIV 5 has elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

     In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units ("Units") to the public resulting in gross proceeds of $100,002,500.

     Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Net earnings and net losses shall be allocated 99% to the limited partners and 1% to the general partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the general partner until cumulative distributions to the limited partners equal the limited partners' aggregate contributions ("Payback"), plus 6% per annum. After the limited partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the general partner and 75% to the limited partners.

     Statement of Cash Flows
     -----------------------
     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.



                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


     Cash paid by the Partnership for interest was $332,000, $808,000 and $925,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

     Long-Lived Assets
     -----------------

     (a)  Property and Equipment
          ----------------------
          Property and equipment is stated at cost, which includes an allocation of the acquisition costs of cable television systems. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years.

          Repairs and maintenance are charged to operations, and renewals and additions, including interest costs related to construction, are capitalized. Capitalized interest costs were not significant in any of the periods presented in the accompanying financial statements.

          At the time of ordinary retirements, sales, or other dispositions of part of a cable television system, the depreciated cost and cost of removal of such property are charged to accumulated depreciation, and salvage value, if any, is credited thereto. The net book value of assets retired or disposed of as a result of major rebuilds and lost converters is charged to depreciation expense in the period of disposition. Gains or losses are only recognized in connection with the disposition of properties in their entirety.

     (b)  Franchise Costs and Other Intangibles
          -------------------------------------
          Franchise costs and other intangibles, net of accumulated amortization, are comprised of the following:

                                December 31,
                            -------------------
                               1996      1995
                            --------  ---------
                            amounts in thousands

          Franchise costs     $28,570   35,851
          Other intangibles       307    1,199
                              -------   ------

                              $28,877   37,050
                              =======   ======

          Franchise costs and other intangibles represent the difference between the acquisition cost of a cable television system and amounts allocated to the tangible assets. Franchise costs are amortized using the straight-line method over the remaining terms of the franchise agreements at the time of acquisition, which ranged from 3 to 15 years. Other intangibles are amortized using the straight-line method over the estimated lives of the assets, which range from 4 to 8 years.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


     In March of 1995, the Financial Accounting Standards Board issued
     Statement of Financial Accounting Standards No. 121, Accounting for The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("Statement No. 121"), effective for fiscal years beginning after December 15, 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted Statement No. 121 effective January 1, 1996. Statement No. 121 did not have a significant impact on the financial statements of the Partnership. In accordance with Statement No. 121, the Partnership periodically reviews the carrying amount of its long-lived assets, franchise costs and certain other assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. The Partnership considers historical and expected future net operating losses to be its primary indicators of potential impairment. Assets are grouped and evaluated for impairment at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets ("Assets"). The Partnership deems Assets to be impaired if the Partnership is unable to recover the carrying value of its Assets over their expected remaining useful life through a forecast of undiscounted future operating cash flows directly related to the Assets. If Assets are deemed to be impaired, the loss is measured as the amount by which the carrying amount of the Assets exceeds their fair values. The Partnership generally measures fair value by considering sales prices for similar assets or by discounting estimated future cash flows. Considerable management judgment is necessary to estimate discounted future cash flows. Accordingly, actual results could vary significantly from such estimates.

     Other Assets
     ------------
     Other assets are amortized using the straight-line method over the estimated lives of the assets.

     Negative Investment in Newport News
     -----------------------------------
     The Partnership used the equity method to account for its 40% ownership interest in Newport News. Under this method, the investment, originally recorded at cost, was adjusted to recognize the Partnership's share of the net earnings or net losses of Newport News as they occurred and distributions as they were received. See notes 2 and 4.

     Net Earnings (Loss) Per Unit
     ----------------------------
     Net earnings (loss) per Unit is calculated by dividing net earnings
     (loss) attributable to the limited partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1996 was 200,005.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes
     ------------
     No provision has been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Partnership are reported in the respective income tax returns of the partners.

     The Partnership had taxable earnings (losses) of $42.0 million, $(2.7 million) and $(3.9 million) for the years ended December 31, 1996, 1995 and 1994, respectively.

     Reclassifications
     -----------------
     Certain prior period amounts have been reclassified for comparability with the 1996 presentation.

(2)  Asset Sales
     -----------
     On January 1, 1996, Newport News sold the Newport News System to Cox Communications Rhode Island, Inc. (formerly Cox Cable Hampton Roads, Inc. ("Cox")), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). The Partnership had a 40% ownership interest in Newport News. Accordingly, during 1996 the Partnership received $35,789,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale. On March 29, 1996 the Partnership's share of the cash proceeds from the sale of the Newport News System was used to fund a distribution to Limited Partners of $165 per Unit.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

In connection with the Newport News Sale, Newport News used most of the net cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000,
(ii) pay disposition fees of $3,668,000 to Cablevision and (iii) make distributions to the Partnership and ACT 4 of $35,789,000 and $53,684,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and the limited partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for limited partners of record as of January 1, 1996), respectively.

The Partnership owns four cable television systems that are located in and around (i) Shelbyville and Manchester, Tennessee ("Southern Tennessee" or the "Southern Tennessee System"), (ii) Riverside, California ("Riverside" or the "Riverside System"), (iii) St. Mary's County, Maryland ("St. Mary's" or the "St. Mary's System") and (iv) Lower Delaware ("Lower Delaware" or the "Lower Delaware System").

The following table sets forth the assets and revenue for each of the Partnership's cable television systems:


                                         December 31,
                                   ------------------------
Total Assets                           1996         1995
------------                       ------------  ----------

   Southern Tennessee                   $ 6,014       6,690
   Riverside                             19,490      23,285
   St. Mary's                            24,498      23,390
   Lower Delaware                        22,426      25,791
                                        -------      ------
                                        $72,428      79,156
                                        =======      ======

                                   Years ended December 31,
                                   ------------------------
Revenue                     1996          1995        1994
-------                   -------       -------      ------

   Southern Tennessee     $ 3,868         3,759       3,451
   Riverside                8,388         8,207       7,512
   St. Mary's               6,855         6,161       5,771
   Lower Delaware           8,997         8,069       7,659
                          -------       -------      ------
                          $28,108        26,196      24,393
                          =======       =======      ======

The Partnership is a party to three separate agreements for the sale of the Southern Tennessee, St. Mary's and Lower Delaware Systems (collectively, the "Proposed Asset Sales").

One agreement, dated November 27, 1996, provides for the sale of the St. Mary's System to an unaffiliated third party for a cash sales price of $30,637,000, subject to certain adjustments (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow as a deposit and will be subject to indemnifiable claims for one year following consummation of the St. Mary's Sale.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     Another agreement, dated November 29, 1996, provides for the sale of the Southern Tennessee System to an unaffiliated third party for a cash sales price of $19,750,000, subject to certain adjustments (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow as a deposit and will be subject to indemnifiable claims for one year following consummation of the Southern Tennessee Sale.

     The other agreement, dated December 24, 1996, provides for the sale of the Lower Delaware System to an unaffiliated third party for a cash sales price of $43,100,000, subject to certain adjustments (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,078,000 of such sales price has been placed in escrow as a deposit and will be subject to indemnifiable claims for one year following consummation of the Lower Delaware Sale.

     All of the Proposed Asset Sales were approved by the Partnership's limited partners (the "Limited Partners") at a special meeting that occurred on March 26, 1997. Subject to the receipt of regulatory approvals and other closing conditions, consummation of the Proposed Asset Sales is expected to occur during the second quarter of 1997. However, there is no assurance that the Proposed Asset Sales will be consummated.

     The Partnership has been marketing and continues to market for sale the Riverside System. There is no assurance that the Partnership can arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the Partnership is unable to arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership, the Partnership will continue to operate the Riverside System. Although no assurance can be given, the Partnership currently anticipates that any cash proceeds from the Proposed Asset Sales will not be used to fund the Riverside System's capital expenditures or liquidity requirements. Any sale of the Riverside System would be subject to Limited Partner approval.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

Assuming all of the Proposed Asset Sales had occurred on December 31, 1996 and that no amounts were used to fund capital expenditures or the liquidity requirements of the Riverside System, it is estimated that the pro forma distribution per Unit (the "Pro Forma Distribution Per Unit") would have been $378. The Partnership is unable to predict the amount that Limited Partners would receive upon a sale of the Partnership's remaining cable television system, the Riverside System. There is no assurance that any of the Proposed Asset Sales will be consummated. The Pro Forma Distribution Per Unit, which is based upon the Partnership's historical financial position at December 31, 1996, does not reflect any contingent liabilities that might arise subsequent to the date of this Annual Report on Form 10-K, and is based on various assumptions with respect to transaction related costs (including the payment of estimated disposition fees to Cablevision of $2,805,000), sales price adjustments and other matters. As such, the actual amounts distributed to Limited Partners may vary from the Pro Forma Distribution Per Unit. As described below, the amount by which the Pro Forma Distribution Per Unit would be reduced if one or more of the Proposed Asset Sales does not close is dependent upon future events and circumstances. In the event that any of the Proposed Asset Sales are not consummated, it is currently the Partnership's intention to seek a substitute buyer for such system(s) ("Substitute Sales Transaction(s)"). There is no assurance that the partnership could arrange for a Substitute Sales Transaction(s) at an appropriate price or on terms acceptable to the Partnership. If the Partnership's efforts in arranging a Substitute Sales Transaction(s) prove to be unsuccessful, the Partnership would evaluate market, competitive, regulatory, financial and other conditions (relating to the cable television industry generally and to the system(s) specifically) in order to determine whether it would be in the best interest of the Partnership to use all or a portion of the available net cash proceeds (after repaying debt as required by the terms of the Partnership's bank credit facility and repaying any amounts due to TCI Communications, Inc., a subsidiary of TCI, and its affiliates ("TCIC")) from any of the consummated Proposed Asset Sales to fund all or a portion of any remaining cable television system's(s') liquidity requirements, including non-discretionary capital expenditures and necessary maintenance costs as well as the cost of implementing technological advancements or improvements. Accordingly, the failure to consummate one or more of the Proposed Asset Sales could delay and would reduce the Pro Forma Distribution Per Unit. The Partnership anticipates that any distributions to partners would be made as soon as practicable after the date of the last closing of the Proposed Asset Sales. However, there is no assurance as to the timing or amount of any such distributions.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(3)  Debt
     ----
     The Partnership's bank credit facility, as amended, provides for a revolving line of credit of $15,000,000 at December 31, 1996. Such revolving line of credit is reduced quarterly beginning March 31, 1998 through December 31, 1999. Interest is paid quarterly at variable rates (6.5% at December 31, 1996). The agreement, which is secured by substantially all of the Partnership's assets, contains several covenants whereby the Partnership agrees to the maintenance of certain operating cash flow ratios and limitations on other indebtedness and distributions. The Partnership anticipates that it would use net cash proceeds from the consummation of any of the Proposed Asset Sales to repay amounts outstanding under the Partnership's bank credit facility (as required by the terms of such bank credit facility). The Partnership's bank credit facility was amended as of December 22, 1995 to permit the Partnership to distribute up to $33,700,000 of the Partnership's share of proceeds from the Newport News Sale to the Partnership's partners. See note 2.

     In addition, the Partnership is required to pay an annual commitment fee of 3/8%, payable quarterly, of the unborrowed funds ($7.5 million at December 31, 1996), and a quarterly agent's fee. Such fees were not significant during the years ended December 31, 1996, 1995 and 1994.

     The principal maturities of the Partnership's bank credit facility for years after December 31, 1996 are as follows (amounts in thousands):

              1997              $  --
              1998                 --
              1999              7,500
                                ------

                                $7,500
                                ======
                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(4)  Negative Investment in Newport News
     -----------------------------------
     Net earnings and net losses of Newport News were allocated and distributions were made to the Partnership and ACT 4 in the ratio of their respective ownership interests. Newport News was sold on January 1, 1996 for cash proceeds of $121,886,000. As a result of the Newport News Sale, Newport News was liquidated in 1996. See notes 1 and 2. Condensed consolidated balance sheets and condensed consolidated statements of operations for Newport News are as follows:

                   Newport News Cablevision Associates, L.P.
                   -----------------------------------------

                     Condensed Consolidated Balance Sheets

                                                   December 31,
                                              ---------------------
                                               1996           1995
                                              ------         ------
Assets                                         amounts in thousands
------

Cash and receivables                          $   --          1,425
Property and equipment,
net of accumulated depreciation                   --         17,089
Franchise costs and other intangibles,
net of accumulated amortization                   --          1,105
Other assets, net                                 --            277
                                              ------        -------

                                              $   --         19,896
                                              ======        =======

Liabilities and Partners' Deficit
---------------------------------

Payables, accruals and other liabilities      $   --          2,457
Amounts due to related parties                    --          3,698
Debt                                              --         24,255
                                              ------        -------
    Total liabilities                             --         30,410
                                              ------        -------

Partners' deficit:
    ACT 4                                         --         (6,308)
    ACT 5                                         --         (4,206)
                                              ------        -------
    Total partners' deficit                       --        (10,514)
                                              ------        -------

                                              $   --         19,896
                                              ======        =======
                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


                   Newport News Cablevision Associates, L.P.
                   -----------------------------------------

                Condensed Consolidated Statements of Operations

                                              Years ended December 31,
                                          --------------------------------
                                             1996       1995       1994
                                          ----------  ---------  ---------
                                                amounts in thousands

     Revenue                              $       --     21,130     20,373

     Programming, operating, selling,
      general and administrative expenses        (53)   (13,255)   (11,336)
     Depreciation and amortization                --     (7,377)    (7,418)
                                             -------    -------    -------

       Operating income                          (53)       498      1,619

     Gain on sale of assets, net of $510,000
      of costs and expenses in 1996 related
      to 1995 operations                      99,700         --         --
     Interest income                             350         27         28
     Interest expense and other, net             (10)    (2,154)    (2,132)
                                             -------    -------    -------

       Net earnings (loss)                   $99,987     (1,629)      (485)
                                             =======    =======    =======

(5)  Transactions with Related Parties
     ---------------------------------
     The Partnership purchases programming services from affiliates of TCI.
     The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $5,576,000, $4,425,000 and $4,097,000 in 1996, 1995 and 1994, respectively.

     The Partnership has a management agreement with Cablevision whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement (5-1/2% to Cablevision and, through January 17, 1996, 1/2% to Presidio Cable IV Corp. ("PCC"), a subsidiary of Presidio). Such fees aggregated $1,672,000, $1,537,000 and $1,443,000 during the years ended December 31, 1996, 1995 and 1994, respectively. As a result of ICC's withdrawal as a general partner on January 17, 1996, Cablevision has received the entire 6% management fee since January 17, 1996. See note 1.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements amounted to $487,000, $476,000 and $443,000 in 1996, 1995 and 1994, respectively.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


     Riverside uses office facilities, personnel and certain distribution assets (including a headend) of an affiliated cable television system. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the years ended December 31, 1996, 1995 and 1994, Riverside's operating and administrative salaries and expenses aggregated $2,511,000, $2,492,000 and $2,479,000, respectively.

     Newport News was obligated to pay a disposition fee to Cablevision of 3% of the gross proceeds from the sale of any cable television system. The Partnership's share of the disposition fee paid by Newport News in connection with the Newport News Sale was $1,467,000. See note 2.

     ACT 5 is also obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. To the extent ACT 5 at its termination has not made distributions to the Limited Partners equal to Payback, the net disposition fees received by Cablevision will be returned to ACT 5 to the extent necessary to allow ACT 5 to make distributions equal to Payback. In the event that the disposition fees refunded by Cablevision are insufficient to provide Payback, Cablevision will not be obligated to make up the deficiency. See notes 1 and 2.

     Amounts due to related parties, which represent non-interest-bearing payables to TCIC, consist of the net effect of cash advances and certain intercompany expense allocations.

(6)  Commitments
     -----------
     The Partnership leases certain property and equipment under operating leases. Lease expense aggregated $539,000, $502,000, and $559,000 in 1996, 1995 and 1994, respectively, including $199,000, $252,000 and $245,000 paid under pole rental agreements which are terminable on short notice by either party.

     Management expects that in the normal course of business, leases that expire will be renewed or replaced by other leases. So long as the Partnership continues to own its cable television systems, the Partnership's commitments are not expected to decrease. See note 2.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.
--------  --------------------------------------------------

          As the Partnership has no directors or officers of its own, all of the Partnership's major decisions are made by IR-TCI whose general partner is TCIV
5. Until its withdrawal by letter dated January 17, 1996, ICC was also a general partner of the General Partner.

          The Partnership has entered into a management agreement with Cablevision, pursuant to which Cablevision is responsible for managing the day-to-day operations of the Partnership's cable television systems.

          As of January 31, 1997, the following executive officers and directors of TCIV 5 operate IR-TCI:

                 Name                                  Position
                 ----                                  --------

Marvin Jones (1)(2)                     Director and President of TCIV 5
----------------                        since March 1996.  President of one
Born September 11, 1937                 of the cable groups of TCIC since
                                        November 1, 1996.  Mr. Jones has
                                        performed consulting services in the
                                        cable television industry since December
                                        1991.

Stephen M. Brett (2)                    Director of TCIV 5 since August 1995.
--------------------                    Vice President and Secretary of
Born September 30, 1940                 Cablevision and TCIV 5 since March
                                        1992.  Executive Vice President and
                                        Secretary of TCIC since January of
                                        1994; appointed TCIC Senior Vice
                                        President and General Counsel as of
                                        December 1991.


Arthur C. Belanger (2)                  Director of TCIV 5 since June 25,
----------------------                  1996.  Prior  to his retirement in
Born November 23, 1925                  January 1992, Mr. Belanger was
                                        Executive Vice President and Chief
                                        Operating Officer of United Artists
                                        Communications, Inc.


Paul F. Schonewolf (2)                  Director of TCIV 5 since June 25,
----------------------                  1996. Mr. Schonewolf is the President
Born February 9, 1937                   of Hamilton County/Gore Mt. Cable TV,
                                        Inc., a cable company serving six
                                        upstate New York communities.  From
                                        1987 to 1993 he was President of
                                        Schomann Entertainment Corp., which
                                        owned and operated cable television
                                        companies in New York, Vermont, New
                                        Hampshire and Pennsylvania.  From
                                        1986 to 1994 he was President of PFS
                                        Communications, a consulting company
                                        serving the cable television industry.


Gary K. Bracken                         Vice President and Controller of
---------------                         Cablevision and TCIV 5 since March
Born July 29, 1939                      1992.  Mr. Bracken has been
                                        Controller of TCIC since 1969.
                                        Appointed TCIC Senior Vice President
                                        in December 1991.  Was named Vice
                                        President and Principal Accounting
                                        Officer of TCIC in 1982.



                                     III-1

                 Name                                  Position
                 ----                                  --------

Bernard W. Schotters                    Vice President and Treasurer of
--------------------                    Cablevision and TCIV 5 since March
Born September 25, 1944                 1992.  Appointed TCIC Senior Vice
                                        President-Finance and Treasurer in
                                        December 1991.  Was appointed TCIC
                                        Vice President of Finance in 1984.

          (1) Mr. Jones was appointed TCIC Executive Vice President and Chief Operating Officer in 1997.

          (2) Directors of TCIV 5 serve until their successors are appointed and qualified.

          There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

          During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of that person's ability or integrity, except as noted above.

          Pursuant to section 16(a) of the Securities Exchange Act of 1934, as amended, the officers and directors of the General Partners are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers and directors are required by regulation of the Commission to furnish the Partnership with copies of all
Section 16(a) forms filed.

          Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1996, all applicable filing requirements were complied with.


Item 11.  Executive Compensation.
--------  ----------------------

          The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to Cablevision and PCC. See "Certain Relationships and Related
                                   ---------------------------------
Transactions" below.
-------------

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
--------  --------------------------------------------------------------

          No general or limited partner of the Partnership owns more than 5% of the Units.

          None of the individuals referred to in Item 10 above owns (i) any Units of the Partnership or (ii) more than 1% of the outstanding shares of TCI, the ultimate parent and owner, directly or indirectly, of all of the voting stock of TCIV 5.

                                     III-2

Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

          The Partnership purchases programming services from affiliates of TCI. In 1996, the charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $5,576,000.

          Under a management agreement with Cablevision, the Partnership is charged a management fee of 6% of gross revenue, as defined in the management agreement (5-1/2% to Cablevision and, through January 17, 1996, 1/2% to PCC). Such fees aggregated $1,672,000 in 1996. Since ICC's withdrawal as general partner on January 17, 1996, Cablevision has received the entire 6% management fee. Cablevision is also reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $487,000 in 1996.

          Riverside uses office facilities, personnel and certain distribution assets (including a headend) of an affiliated cable television system. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the year ended December 31, 1996, Riverside's operating and administrative salaries and expenses aggregated $2,511,000.

          Newport News was obligated to pay a disposition fee to Cablevision of 3% of the gross proceeds from the sale of any cable television system. The Partnership's share of the disposition fee paid by Newport News in connection with the Newport News Sale was $1,467,000. See note 2 to the accompanying financial statements.

          ACT 5 is also obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in Act 5 limited partnership agreement. To the extent ACT 5 at its termination has not made distributions to the limited partners equal to Payback, the net disposition fees received by Cablevision will be returned to ACT 5 to the extent necessary to allow ACT 5 to make distributions equal to Payback. In the event that the disposition fees refunded by Cablevision are insufficient to provide Payback, Cablevision will not be obligated to make up the deficiency. See notes 1 and 2 to the accompanying financial statements.

          At December 31, 1996, the Partnership owed $1,586,000 to TCIC and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.

                                     III-3

                                   PART IV.

Item 14.     Exhibits, Financial Statements and Financial Statement Schedules
--------     ----------------------------------------------------------------
             and Reports on Form 8-K.
             -----------------------

(a)     (1)  Financial Statements                            Page
             --------------------                            ----

Included in Part II of this Report:

             Independent Auditors' Report                         II-13

             Balance Sheets, December 31, 1996 and 1995           II-14

             Statements of Operations,
              Years ended December 31, 1996, 1995 and 1994        II-16

             Statements of Partners' Equity (Deficit),
              Years ended December 31, 1996, 1995 and 1994        II-17

             Statements of Cash Flows,
              Years ended December 31, 1996, 1995 and 1994        II-18

             Notes to Financial Statements,
              December 31, 1996, 1995 and 1994                    II-19

(a)     (2)  Financial Statement Schedules
             -----------------------------
             All schedules are omitted as they are not required or are not applicable.

(a)       (3)  Exhibits
               --------

          The following exhibits are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

3 - Articles of Incorporation and Bylaws:

        Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed pursuant to Rule 424(b) as part of Registration Statement 33-12064.

        Limited Partnership Agreement of General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File Number 0-16784).

10 - Material Contracts:

        Management Agreement between Cablevision and the Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File Number 0-16784).

        Acquisition and Disposition Services Agreement between Cablevision and the Partnership, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File Number 0-16784).

        Consulting Agreement, re: the Partnership between Cablevision and Presidio, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File Number 0-16784).

        Joint Venture Agreement, dated as of December 9, 1986, by and between the Partnership and American Cable TV Investors 4, Ltd., (ACT 4), relating to Newport News, Virginia cable system, incorporated by reference to ACT 4's (Commission File Number 0-15745) Annual Report on Form 10-K for the year ended December 31, 1986.

        Limited Partnership Agreement of Newport News Cablevision Associates,
          L.P., dated as of December 9, 1986, by and between the Partnership and ACT 4, incorporated by reference to ACT 4's (Commission File Number 0-15745) Annual Report on Form 10-K for the year ended December 31, 1986.

        Limited Partnership Agreement of Newport News Cablevision, Ltd., dated as of December 9, 1986, by and between the Partnership and ACT 4, incorporated by reference to ACT 4's (Commission File Number 0-15745) Annual Report on Form 10-K for the year ended December 31, 1986.

        Revolving Credit Agreement dated as of June 30, 1992 among American
          Cable TV Investors 5, Ltd., as the Borrower, various financial institutions as the Lenders, and Continental Bank, N.A. and Nationsbank of Texas, N.A., as the Co-agents for the Lenders, incorporated by reference to the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-16784).

                                                                     (continued)

        Asset Purchase Agreement by and between Newport News Cablevision, Ltd.
          and Cox Cable Hampton Roads, Inc. (now known as Cox Communications Rhode Island, Inc.) dated as of November 8, 1994, incorporated by reference to ACT 4's Current Report on Form 8-K dated February 27, 1995 (Commission File No. 0-15745).

        Asset Purchase Agreement by and between American Cable TV Investors 5,
          Ltd. and Gans Multimedia Partnership dated as of November 27, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K filed February 11, 1997.

        Asset Purchase Agreement by and between American Cable TV Investors 5,
          Ltd. and Rifkin Acquisition Partners, L.L.L.P. dated as of November 29, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K filed February 11, 1997.

        Asset Purchase Agreement by and between American Cable TV Investors 5,
          Ltd. and Mediacom LLC dated as of December 24, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K filed February 11, 1997.

27      Financial Data Schedule.

(b)     Reports on Form 8-K filed during the quarter ended December 31, 1996:

        None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CABLE TV INVESTORS 5, LTD., A Colorado Limited Partnership
By:       IR-TCI PARTNERS V, L.P., Its General Partner

          By:  TCI VENTURES FIVE, INC., Its General Partner



          By:      /s/Marvin Jones               March 28, 1997
                   ------------------------
                   Marvin Jones
                   President and Director - TCI Ventures Five, Inc. (Principal Executive Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:


                     Signature                    Date
                     ---------                    ----


       /s/ Marvin Jones                       March 28, 1997
       -------------------------
       Marvin Jones
       President and Director -
       TCI Ventures Five, Inc.
       (Principal Executive
       Officer)



       /s/ Bernard W. Schotters               March 28, 1997
       -------------------------
       Bernard W. Schotters
       Vice President and Treasurer -
       TCI Ventures Five, Inc.
       (Chief Financial Officer)



       /s/ Gary K. Bracken                    March 28, 1997
       -------------------------
       Gary K. Bracken
       Vice President and Controller - TCI
       Ventures  Five, Inc.
       (Principal Accounting Officer)



       /s/ Stephen M. Brett                   March 28, 1997
       -------------------------
       Stephen M. Brett
       Vice President and Secretary and
       Director - TCI Ventures Five, Inc.


                Signatures                          Date
                ----------                          ----



          /s/ Arthur C. Belanger               March 28, 1997
         ----------------------------------
         Director - TCI Ventures Five, Inc.



         /s/ Paul F. Schonewolf                March 28, 1997
         ----------------------------------
         Director - TCI Ventures Five, Inc.