Form 10-Q
period 1997-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1997-05-15
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
                      -----------------------------------
            (Exact name of Registrant as specified in its charter)


       State of Colorado                               84-1048934
----------------------------------------          ------------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)


          5619 DTC Parkway
         Englewood, Colorado                            80111
----------------------------------------          ------------------
(Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           ------      ------

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)

                                  (see note 2)

                                          March 31,    December 31,
                                            1997           1996
                                          ---------    ------------
Assets                                     amounts in thousands
------

Cash and cash equivalents (note 4)          $ 5,262         4,729

Trade and other receivables, net of
 allowance for doubtful receivables             784           480

Prepaid expenses                                149            93

Property and equipment:
 Land                                            39            39
 Cable distribution systems                  62,377        62,216
 Support equipment                            4,929         4,876
                                            -------        ------
                                             67,345        67,131
 Less accumulated depreciation               29,716        28,399
                                            -------        ------
                                             37,629        38,732
                                            -------        ------

Franchise costs and other intangibles        75,688        75,688
 Less accumulated amortization               48,769        46,811
                                            -------        ------
                                             26,919        28,877
                                            -------        ------

Other assets, net of accumulated                277           298
 amortization                               -------        ------

                                            $71,020        73,209
                                            =======        ======

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets (continued)

                                          March 31,       December 31,
                                             1997             1996
                                          ---------       ------------
                                            amounts in thousands

Liabilities and Partners' Equity
--------------------------------

Cash overdraft                              $   955          1,710

Accounts payable                                 70            162

Accrued expenses:
 Franchise fees                                 291            618
 Other                                          375            616
                                            -------         ------
                                                666          1,234
                                            -------         ------

Subscriber advance payments and
 converter deposits                           1,113          1,015


Amounts due to related parties (note 6)       1,127          1,451

Debt (note 5)                                 8,000          7,500
                                            -------         ------

   Total liabilities                         11,931         13,072
                                            -------         ------

Partners' equity (deficit):
 General partner                             (2,711)        (2,701)
 Limited partners                            61,800         62,838
                                            -------         ------

   Total partners' equity                    59,089         60,137
                                            -------         ------

Commitments (note 6)
                                            $71,020         73,209
                                            =======         ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)

                                  (see note 2)


                                            Three months ended
                                                 March 31,
                                          -----------------------
                                              1997        1996
                                          ------------  ---------
                                          amounts in thousands,
                                           except unit amounts

Revenue                                      $  7,123      6,725

Operating costs and expenses:
 Programming (primarily from
  related parties - note 6)                     1,554      1,369
 Operating (including allocations
  from related parties - note 6)                  728        687
 Selling, general and administrative
  (including charges from related
  parties - note 6)                             2,471      2,225
 Depreciation and amortization                  3,295      3,635
                                             --------    -------

     Total operating expenses                   8,048      7,916
                                             --------    -------

     Operating loss                              (925)    (1,191)

Other income (expense):
 Interest expense                                (135)      (120)
 Interest income                                   12        429
 Share of earnings of Newport News
  (note 2)                                         --     39,907
                                             --------    -------

     Net earnings (loss)                     $ (1,048)    39,025
                                             ========    =======

Earnings (loss) per limited partnership
 unit (note 3)                               $  (5.19)    193.17
                                             ========    =======

Limited partnership units outstanding         200,005    200,005
                                             ========    =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1997

                                  (unaudited)

                                  (see note 2)


                               General    Limited
                               partner   partners    Total
                              ---------  ---------  -------
                                  amounts in thousands

Balance at January 1, 1997     $(2,701)    62,838   60,137

 Net loss                          (10)    (1,038)  (1,048)
                               -------     ------   ------

Balance at March 31, 1997      $(2,711)    61,800   59,089
                               =======     ======   ======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)

                                  (see note 2)

                                            Three months ended
                                                March 31,
                                          ----------------------
                                             1997        1996
                                          -----------  ---------
                                          amounts in thousands
                                              (see note 4)

Cash flows from operating activities:
 Net earnings (loss)                         $(1,048)    39,025
 Adjustments to reconcile net earnings
  (loss) to net cash provided
  by operating activities:
    Depreciation and amortization              3,295      3,635
    Share of earnings of Newport News             --    (39,907)
    Net change in receivables, prepaid
     expenses and other assets                  (360)       187
    Net change in accounts payable,
     accrued expenses, subscriber
     advance payments and converter
     deposits, and amounts due
     to related parties                         (886)     2,480
                                             -------    -------

       Net cash provided by operating
        activities                             1,001      5,420
                                             -------    -------

Cash flows from investing activities:
 Capital expended for property and
  equipment                                     (213)      (726)
 Distribution from Newport News                   --     33,696
 Other investing activities                       --          6
                                             -------    -------

       Net cash provided by (used in)
        investing activities                    (213)    32,976
                                             -------    -------

Cash flows from financing activities:
 Borrowings of debt                            1,000         --
 Repayments of debt                             (500)    (6,400)
 Change in cash overdraft                       (755)        --
 Distributions to partners                        --    (33,334)
                                             -------    -------

       Net cash used in financing
        activities                              (255)   (39,734)
                                             -------    -------

       Net increase (decrease) in cash
        and cash equivalents                     533     (1,338)

       Cash and cash equivalents:
         Beginning of period                   4,729      1,338
                                             -------    -------

         End of period                       $ 5,262         --
                                             =======    =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1997

                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------
     The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1996 Annual Report on Form 10-K.

     The Partnership and American Cable TV Investors 4, Ltd. ("ACT 4"), an affiliated partnership, had 40% and 60% ownership interests in Newport News, respectively. As a result of the sale of its cable television system on January 1, 1996, Newport News was liquidated during the fourth quarter of 1996.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI"), a Colorado limited partnership. At December 31, 1995, the two general partners of IR-TCI were TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"), and Integrated Cable Corp. V. ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision, an indirect majority-owned subsidiary of Tele-Communications, Inc. (together with its consolidated subsidiaries, "TCI"), is the managing agent of the Partnership. By letter dated January 17, 1996, ICC advised TCIV 5 of its withdrawal as a general partner of IR-TCI, the general partner of ACT 5. In accordance with the terms of the IR-TCI Limited Partnership Agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

(2)  Asset Sales
     -----------
     On January 1, 1996, Newport News sold the Newport News System to Cox Communications Rhode Island, Inc. (formerly Cox Cable Hampton Roads, Inc. ("Cox")), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). The Partnership had a 40% ownership interest in Newport News. Accordingly, during 1996 the Partnership received $35,789,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale. On March 29, 1996, the Partnership's share of the cash proceeds from the sale of the Newport News System was used to fund a distribution to ACT 5's limited partners (the "Limited Partners") of $165 per Unit.

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

     At March 31, 1997, the Partnership owned four cable television systems that were located in and around (i) Shelbyville and Manchester, Tennessee ("Southern Tennessee" or the "Southern Tennessee System"), (ii) Riverside, California ("Riverside" or the "Riverside System"), (iii) St. Mary's County, Maryland ("St. Mary's" or the "St. Mary's System") and (iv) Lower Delaware ("Lower Delaware" or the "Lower Delaware System").

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


The following table sets forth the assets and revenue for each of the Partnership's cable television systems:


                       March 31,     December 31,
                      ------------  --------------
Total Assets              1997           1996
------------          ------------  --------------

Southern Tennessee         $ 5,431           6,014
Riverside                   18,675          19,490
St. Mary's                  24,177          24,498
Lower Delaware              21,964          22,426
                           -------          ------
                            70,247          72,428
                           =======          ======

                      Three months ended March 31,
                      ----------------------------
Revenue                       1997            1996
-------                    -------          ------

Southern Tennessee         $   990             950
Riverside                    2,056           2,038
St. Mary's                   1,858           1,599
Lower Delaware               2,219           2,138
                           -------          ------
                           $ 7,123           6,725
                           =======          ======

On April 1, 1997, the Partnership sold the Southern Tennessee System to an unaffiliated third party for a preliminary adjusted sales price of $19,507,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims through March 31, 1998.

On April 16, 1997, the Partnership sold the St. Mary's System to an unaffiliated third party for a preliminary adjusted sales price of $30,907,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's System, $766,000 has been placed in escrow and will be subject to indemnifiable claims through April 15, 1998. The St. Mary's Sale and the Southern Tennessee Sale are collectively referred to herein as the "Consummated Sales."


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

In addition, the Partnership has entered into an agreement dated December 24, 1996 that provides for the sale of the Lower Delaware System to an unaffiliated third party for a cash sales price of $43,100,000 subject to certain adjustments (the "Proposed Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Proposed Lower Delaware Sale, $1,078,000 of such sales price has been placed in escrow as a deposit and will be subject to indemnifiable claims for one year following consummation of the Proposed Lower Delaware Sale. Although no assurance can be given, the Partnership currently anticipates that the Proposed Lower Delaware Sale will be consummated during the second or third quarter of 1997.

The Consummated Sales and the Proposed Lower Delaware Sale were approved by the Partnership's limited partners (the "Limited Partners") at a special meeting that occurred on March 26, 1997.

Assuming the Consummated Sales and the Proposed Lower Delaware Sale had occurred on December 31, 1996 and that no amounts were used to fund capital expenditures or the liquidity requirements of the Riverside System, it is estimated that the pro forma distribution per Unit (the "Pro Forma Distribution Per Unit") would have been $388. There is no assurance that any of the Proposed Asset Sales will be consummated. The Pro Forma Distribution Per Unit, which is based upon the Partnership's historical financial position at December 31, 1996, does not reflect any contingent liabilities that might arise subsequent to the date of this Quarterly Report on Form 10-Q, and is based on various assumptions with respect to transaction related costs (including the payment of estimated disposition fees to Cablevision of $2,805,000), sales price adjustments and other matters. As such, the actual amounts distributed to Limited Partners may vary from the Pro Forma Distribution Per Unit. As described below, the amount by which the Pro Forma Distribution Per Unit would be reduced if the Proposed Lower Delaware Sale does not close is dependent upon future events and circumstances. In the event that the Proposed Lower Delaware Sale is not consummated, it is currently the Partnership's intention to seek a substitute buyer for such system ("Substitute Sales Transaction"). There is no assurance that the Partnership could arrange for a Substitute Sales Transaction at an appropriate price or on terms acceptable to the Partnership. If the Partnership's efforts in arranging a Substitute Sales Transaction prove to be unsuccessful, the Partnership would evaluate market, competitive, regulatory, financial and other conditions (relating to the cable television industry generally and to the Lower Delaware System specifically) in order to determine whether it would be in the best interest of the Partnership to use all or a portion of the available net cash proceeds (after repaying debt as required by the terms of the Partnership's bank credit facility and repaying any amounts due to TCI and its affiliates) from any of the Consummated Sales to fund all or a portion of the Lower Delaware System's liquidity requirements, including non-discretionary capital expenditures and necessary maintenance costs as well as the cost of implementing technological advancements or improvements. Accordingly, the failure to consummate the Proposed Lower Delaware Sale could delay and would reduce the Pro Forma Distribution Per Unit. The Partnership anticipates that any distributions to partners would be made as soon as practicable after the date of the closing of the Proposed Lower Delaware Sale. However, there is no assurance as to the timing or amount of any such distributions.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     The Partnership has been marketing and continues to market for sale the Riverside System. There is no assurance that the Partnership can arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the Partnership is unable to arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership, the Partnership will continue to operate the Riverside System. Although no assurance can be given, the Partnership currently anticipates that any cash proceeds from the Consummated Sales and the Proposed Lower Delaware Sale will not be used to fund the Riverside System's capital expenditures or liquidity requirements. Any sale of the Riverside System would be subject to Limited Partner approval.

(3)  Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Net earnings and net losses shall be allocated 99% to the limited partners and 1% to the general partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the limited partners and 1% to the general partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the general partners and 75% to the limited partners.

     Net earnings (loss) per limited partnership unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of limited partnership units outstanding during each period.

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------
     The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At March 31, 1997, $609,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     Cash paid by the Partnership for interest was $152,000 and $246,000 during the three months ended March 31, 1997 and 1996, respectively.

(5)  Debt
     ----
     Borrowings under the Partnership's bank credit facility totaled $8,000,000 at March 31, 1997. Subsequent to March 31, 1997, the Partnership used cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility. In connection with such repayment, the Partnership also terminated the bank credit facility. Interest is accrued at variable rates (8.5% at March 31, 1997) on the bank credit facility.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


(6)  Transactions with Related Parties
     ---------------------------------
     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $1,499,000 and $1,297,000 during the three months ended March 31, 1997 and 1996, respectively.

     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $423,000 and $387,000 for the three months ended March 31, 1997 and 1996, respectively.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements aggregated $103,000 and $119,000 the three months ended March 31, 1997 and 1996, respectively.

     Riverside shares office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the three months ended March 31, 1997 and 1996, Riverside's operating and administrative salaries and expenses aggregated $454,000 and $550,000, respectively.

     ACT 5 is also obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. To the extent ACT 5 at its termination has not made distributions to the limited partners equal to Payback, the net disposition fees received by Cablevision will be returned to ACT 5 to the extent necessary to allow ACT 5 to make distributions equal to Payback. In the event that the disposition fees refunded by Cablevision are insufficient to provide Payback, Cablevision will not be obligated to make up the deficiency. ACT 5 anticipates that Payback will be reached upon distribution of proceeds from the Consummated Sales and, if consummated, the Proposed Lower Delaware Sale. See notes 2 and 3.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------


   The following discussion should be read in conjunction with the accompanying financial statements and the Partnership's December 31, 1996 Annual Report on Form 10-K.

   Certain statements included in this Quarterly Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership, or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the continued strength of multi-channel video and telecommunication networks and the distribution and production of programming for multi-channel video distribution; uncertainties inherent in proposed business strategies and development plans, future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; product launches; availability of qualified personnel; changes in, or the failure or inability to comply with, government regulation, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with affiliates; competitor responses to the Partnership's products and services, and the overall market acceptance of such products and services, including acceptance of the pricing of such products and services; and other factors. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. The Partnership expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

   General
   -------

   Asset Sales. On January 1, 1996, Newport News sold the Newport News System to Cox, an unaffiliated third party, for cash proceeds of $121,886,000. The Partnership had a 40% interest in Newport News. During April 1997, the Partnership completed the separate sales of the Southern Tennessee System and the St. Mary's System for an aggregate preliminary adjusted sales price of $50,414,000. In addition, the Partnership has entered into an agreement dated December 24, 1996 that provides for the sale of the Lower Delaware System to an unaffiliated third party. There is no assurance that the Proposed Lower Delaware Sale will be consummated. For additional information, see note 2 to the accompanying financial statements.

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

   During the three months ended March 31, 1997, approximately 69% of the Partnership's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Partnership's ability to increase its service rates.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

   General (continued)
   -------------------

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

   In addition to MMDS, the Partnership competes with other distributors of the same or similar video programming as that offered by its cable systems. During 1996 and 1997, the Partnership has experienced a competitive impact from DBS providers. PRIMESTAR Partners L.P. broadcasts a multi-channel programming service via a medium power communications satellite to home satellite dishes of approximately three feet in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar transmit from high power satellites and generally use smaller dishes to receive their signals. Alphastar, Inc. began offering medium power service in the second quarter of 1996. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Partnership expects that competition from DBS will continue to grow. DBS Service is now available within the service areas of all of the Partnership's cable television systems. However, the Partnership is unable to predict what effect such competition will have on the Partnership's financial condition or results of operations.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

   General (continued)
   -------------------

   The Partnership's cable television systems are presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on its financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place the Partnership at a competitive disadvantage if it were not to implement certain technological improvements to its cable television systems. The Partnership believes that, in the near term, the most effective method to maintain the competitive position of its cable television systems would be to deploy digital compression technology for premium services, while retaining traditional analog service for basic services. This could be done in those cable television systems which have available channel bandwith or if the existing programming was digitized.
Digital compression technology would increase channel capacity and improve picture quality. Enhanced programming could also be added to existing service by means of DBS. Such an approach would probably be considered for those cable television systems which do not have available channel bandwith but suffer from competitive threats in their service area. Alternatively, the Partnership could replace coaxial trunk cable with optical fiber and deploy digital compression technology in its cable television systems. The cost of replacing coaxial trunk cable with optical fiber could be significant. Due to the competitive environment within Riverside's service area, the Partnership is currently considering the deployment of digital compression technology in the Riverside System but has no specific plans with respect to more extensive advancements or improvements that would involve the replacement of coaxial trunk cable with fiber optic cable. Riverside shares a headend with an affiliated cable television system. Accordingly, Riverside could not proceed with the implementation of digital compression technology unless such affiliated cable television system also implemented digital compression technology. The Partnership would not proceed with the implementation of any significant technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements. The Partnership has not considered any advancements or improvements for the Lower Delaware System due to the Proposed Lower Delaware Sale. However, in the event that the Proposed Lower Delaware Sale is not consummated, the Partnership would evaluate the need for advancements or improvements for that system. The Partnership believes that its evaluation of the need for advancements or improvements would focus primarily on whether a reasonable return could be earned on the capital invested in any such improvements and the period of time required to achieve such a return. See "Liquidity and Capital Resources" below.
                                        -------------------------------

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

   General (continued)
   -------------------

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


   General (continued)
   -------------------

   Partnership's Cable Systems. The following table sets forth information for the Partnership's cable systems for the periods indicated (amounts in thousands):

                                     March 31,
                                ------------------
   Basic Subscribers               1997      1996
   -----------------            ---------  -------

    Southern Tennessee (1)           11.5     11.4
    Riverside (2)                    18.9     19.2
    St. Mary's (1)                   19.1     17.8
    Lower Delaware (1) (3)           28.2     27.7
                                   ------    -----

                                     77.7     76.1
                                   ======    =====

   Premium Subscriptions (4)
   ---------------------

    Southern Tennessee (1)            8.2      8.4
    Riverside (2)                    19.5     22.2
    St. Mary's (1)                   23.2     19.5
    Lower Delaware (1) (3)           22.3     20.2
                                   ------    -----

                                     73.2     70.3
                                   ======    =====


                                     March 31,
                                ------------------
   Revenue (5)                     1997      1996
   -------                      ---------  -------
    Southern Tennessee (1)         $  990      950
    Riverside (2)                   2,056    2,038
    St. Mary's (1)                  1,858    1,599
    Lower Delaware (1)              2,219    2,138
                                   ------    -----

                                   $7,123    6,725
                                   ======    =====

------------------
   (1) During April 1997, the Partnership completed the separate sales of the Southern Tennessee System and the St. Mary's System for an aggregate preliminary adjusted sales price of $50,414,000. In addition, the Partnership has entered into an agreement dated December 24, 1996 that provides for the Proposed Lower Delaware Sale. There is no assurance that the Proposed Lower Delaware Sale will be consummated. For additional information, see note 2 to the accompanying financial statements.
                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

     General (continued)
     -------------------

     (2) As described under "Competition" above, Riverside is subject to competition from the California MMDS Operator. Additionally, the economy within Riverside's service areas has been adversely affected by military base closures and downsizings. From December 31, 1996 to March 31, 1997, Riverside experienced a decrease of 2,500 premium subscriptions and 200 basic subscribers. Such decrease in premium subscriptions is comprised of a 900 decrease in traditional premium subscriptions, a 900 decrease in STARZ! subscriptions and a 700 decrease in "ENCORE" subscriptions. The Partnership currently is unable to predict the extent of the effect of competition from the California MMDS Operator at this time on Riverside's financial condition and results of operations.

     (3) Lower Delaware's basic subscribers and premium subscriptions are subject to seasonal fluctuations and generally are higher during the vacation months of May through October as compared to November through April.

     (4) A basic subscriber may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. The 2,900 or 4% increase in the Partnership's consolidated 1997 premium subscriptions is comprised of a 2,200 increase in STARZ! subscriptions, a 1,100 increase in "ENCORE" subscriptions and a 400 decrease in traditional premium subscriptions. Fluctuations in the Partnership's premium subscriptions are generally the result of the timing of promotional campaigns that involve the packaging of premium services at a lower per-unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, the Partnership typically experiences reductions in the number of its traditional premium subscriptions.
          The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $5.00, as compared to $9.00 to $13.00 for other premium services.

     (5) For additional information concerning the Partnership's revenue, see "Material Changes in Results of Operations" below.
          -------------------------------------------

     Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. The Partnership's Operating Cash Flow decreased 1% from $2,831,000 in the three months ended March 31, 1996 to $2,793,000 in the three months ended March 31, 1997. Such decrease is the net result of the revenue and expense variances discussed in "Material Changes in Results of
                                            ------------------------------
Operations" below.  During the three months ended March 31, 1997, Lower
----------
Delaware, St. Mary's, Riverside and Southern Tennessee contributed $1,094,000 (39%), $837,000 (30%), $766,000 (27%) and $507,000 (18%), respectively, to the aggregate Operating Cash Flow of the Partnership. The foregoing amounts do not include allocations of certain indirect expenses of the Partnership and are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

     At March 31, 1997, Southern Tennessee, Riverside, St. Mary's, and Lower Delaware passed approximately 14,500, 31,300, 26,800 and 35,200 homes, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     Material Changes in Results of Operations
     -----------------------------------------

     Revenue increased $398,000 or 6% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to (i) a 4% increase in the weighted average rate received for Regulated Services and (ii) a 2% increase in the number of basic subscribers. The increase in the weighted average rate received for Regulated Services is attributable to the implementation, during the first half of 1996, of rate increases by three of the Partnership's four cable television systems. The Partnership also experienced a 4% increase in the number of premium subscriptions in 1997 which was substantially offset by decreases in the average monthly price received for premium subscriptions. For additional information, see "General - Partnership's Cable Systems and Regulation" above.
     -------

     Programming expense increased $185,000 or 14% during the three month period ended March 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to higher programming rates and an increase in the average number of basic subscribers and premium subscriptions as noted above. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percentage than increases in revenue from Regulated Services.

     Selling, general and administrative ("SG&A") expenses increased $246,000 or 11% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such increase represents the net effect of
(i) additional legal fees incurred with respect to the Consummated Sales and the Proposed Lower Delaware Sale of approximately $300,000 and (ii) cost-cutting measures implemented at the end of 1996.

     Depreciation and amortization decreased $340,000 or 9% during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such decrease was primarily the result of certain of the Partnership's assets becoming fully depreciated or amortized during the last half of 1996.

     Interest income decreased $417,000 during the three months ended March 31, 1997, as compared to the corresponding prior year period. Such change is due to changes in the weighted average balance of cash and cash equivalents.

     Material Changes in Financial Condition
     ---------------------------------------

     During the three months ended March 31, 1997, the Partnership used cash provided by operating activities of $1,001,000 to fund investing and financing activities of $213,000 and $255,000, respectively, and an increase in cash of $533,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

     Borrowings under the Partnership's bank credit facility totaled $8,000,000 at March 31, 1997. Subsequent to March 31, 1997, the Partnership used cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under its bank credit facility. In connection with such repayment, the Partnership also terminated such bank credit facility.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     Material Changes in Financial Condition (continued)
     ---------------------------------------------------


     The Partnership estimated that during 1997 it would spend approximately $3.1 million for capital expenditures (of which approximately $440,000, $240,000, $970,000 and $1,450,000 related to Riverside, Southern Tennessee, Lower Delaware, and St. Mary's, respectively). Such estimated capital expenditures assumed (i) a full year of capital expenditures for each of the Partnership's cable television systems and (ii) that, other than the possible deployment of digital compression technology at the Riverside System, no significant technological improvements would be implemented to the Partnership's cable television systems. See related discussion under "General - Competition".
                                                         -------
During the three months ended March 31, 1997, the Partnership expended $213,000 for capital expenditures. As a result of the closing of the Consummated Sales, the Partnership has reduced its estimate of 1997 capital expenditures from $3.1 million to $1.5 million.

     The Partnership anticipates that cash on hand and cash provided by operating activities will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under

"General - Competition") and meet its other liquidity requirements.
--------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          At a special meeting of ACT 5's limited partners (the "Limited Partners") held on March 26, 1997, the following matters were voted upon and approved by the Limited Partners:

          Resolution 1. Consent to the sale of the Lower Delaware System to Mediacom LLC ("Mediacom") or one of Mediacom's affiliates by 96% of the votes cast at such meeting (109,643 for; 1,498 against; 3,034 abstained).

          Resolution 2. Consent to the sale of the St. Mary's System to Gans Multimedia Partnership ("Gans") or one of Gans affiliates by 96% of the votes cast at such meeting (109,586 for; 1,569 against; 3,020 abstained).

          Resolution 3. Consent to the sale of the Southern Tennessee System to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin") or one of Rifkin's affiliates by 96% of the votes cast at such meeting (109,653 for; 1,531 against; 2,991 abstained).

          Resolution 4. Consent to the sale of the Partnership's cable television systems in any substitute sales transaction (in the event that any of the foregoing sales do not close) by 93% of the votes cast at such meeting (105,958 for; 4,160 against; 4,057 abstained).

Item 5.   Other Information
-------   -----------------

          During 1997, the Partnership has received a high volume of requests for the transfer of the Partnership's limited partner units ("Units"). In order to maintain ACT 5's partnership status for federal income tax purposes, no more than 5% of the Units can be transferred in any one tax year. The general partner currently estimates that the 5% threshold could be met during the second quarter of 1997. Once the 5% threshold is reached, transfer requests will not be processed for the remainder of 1997.

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibits:

          (27)  Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended March 31, 1997:

                                  Items
          Date of Report         Reported    Financial Statements Filed
          --------------         --------    --------------------------
        February 11, 1997         Item 5                 None

                                   SIGNATURES
                                   ----------


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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                       By:  IR-TCI PARTNERS V, L.P.,
                            Its General Partner

                       By:  TCI VENTURES FIVE, INC.,
                            A General Partner



Date:  May 15, 1997    By:  /s/ Gary K. Bracken
                            ------------------------------
                            Gary K. Bracken
                            Vice President and Controller
                            (Principal Accounting Officer)