Form 10-Q
period 1997-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1997-08-12
CIK 810963

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                        AMERICAN CABLE TV INVESTORS 5, LTD.
                 ------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)


         State of Colorado                                     84-1048934
----------------------------------------                   ------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


            5619 DTC Parkway
          Englewood, Colorado                                    80111
----------------------------------------                  ------------------
(Address of principal executive offices)                      (Zip Code)


      Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           ----         -----

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)

                                  (see note 2)


                                          June 30,   December 31,
                                            1997         1996
                                          ---------  ------------
Assets                                     amounts in thousands
------

Cash and cash equivalents (note 4)         $ 86,145         4,729

Trade and other receivables, net of
 allowance for doubtful receivables             872           480


Prepaid expenses                                 --            93

Property and equipment:
 Land                                            --            39
 Cable distribution systems                  17,538        62,216
 Support equipment                            1,421         4,876
                                           --------        ------
                                             18,959        67,131
 Less accumulated depreciation               10,252        28,399
                                           --------        ------
                                              8,707        38,732
                                           --------        ------

Franchise costs and other intangibles        24,556        75,688
 Less accumulated amortization               15,327        46,811
                                           --------        ------
                                              9,229        28,877
                                           --------        ------

Funds held in escrow (note 2)                 2,337            --

Other assets, net of accumulated                249           298
 amortization                              --------        ------

                                           $107,539        73,209
                                           ========        ======

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets (continued)

                                  (see note 2)

                                           June 30,   December 31,
                                             1997         1996
                                          ----------  -------------
                                            amounts in thousands
Liabilities and Partners' Equity
--------------------------------

Cash overdraft                             $    732          1,710

Accounts payable                                 12            162

Accrued expenses:
   Franchise fees                                59            618
   Other                                        145            616
                                           --------         ------
                                                204          1,234
                                           --------         ------

Subscriber advance payments and
 converter deposits                             109          1,015


Amounts due to related parties (note 6)       2,624          1,451

Debt (note 5)                                    --          7,500
                                           --------         ------

   Total liabilities                          3,681         13,072
                                           --------         ------

Partners' equity (deficit):
   General partner                           (2,264)        (2,701)
   Limited partners                         106,122         62,838
                                           --------         ------

   Total partners' equity                   103,858         60,137
                                           --------         ------

Commitments and contigencies (notes 2,
 6 and 7)
                                           $107,539         73,209
                                           ========         ======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)

                                  (See note 2)

                                           Three months ended    Six months ended
                                                June 30,             June 30,
                                          --------------------  ------------------
                                             1997       1996      1997      1996
                                          ----------  --------  --------  --------
                                                   amounts in thousands,
                                                    except unit amounts
Revenue                                    $  4,744     7,019    11,867    13,744

Operating costs and expenses:
 Programming (primarily from related
  parties - note 6)                             993     1,415     2,547     2,784

 Operating (including allocations from
  related parties - note 6)                     651       772     1,379     1,459

 Selling, general and administrative
  (including charges from related
  parties - note 6)                           2,306     2,355     4,777     4,580


 Depreciation and amortization                1,864     3,586     5,159     7,221
                                           --------   -------   -------   -------

     Total operating expenses                 5,814     8,128    13,862    16,044
                                           --------   -------   -------   -------

     Operating loss                          (1,070)   (1,109)   (1,995)   (2,300)

Other income (expense):
 Interest expense                                --       (77)     (135)     (197)
 Interest income                                567        26       579       455
 Gain on sale of cable television
  systems (note 2)                           45,272        --    45,272        --

 Share of earnings of Newport News
  Cablevision, Ltd. ("Newport News")
  (note 2)                                       --         8        --    39,915
                                           --------   -------   -------   -------

     Net earnings (loss)                   $ 44,769    (1,152)   43,721    37,873
                                           ========   =======   =======   =======

Earnings (loss) per limited partnership
 unit (note 3)                              $221.60     (5.70)   216.41    187.47
                                           ========   =======   =======   =======

Limited partnership units outstanding       200,005   200,005   200,005   200,005
                                           ========   =======   =======   =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                         Six months ended June 30, 1997

                                  (unaudited)

                                  (See note 2)

                               General   Limited
                               partner   partners   Total
                              ---------  --------  -------
                                  amounts in thousands

Balance at January 1, 1997     $(2,701)    62,838   60,137

  Net earnings                     437     43,284   43,721
                               -------    -------  -------

Balance at June 30, 1997       $(2,264)   106,122  103,858
                               =======    =======  =======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)

                                  (See note 2)


                                             Six months ended
                                                 June 30,
                                          ----------------------
                                             1997        1996
                                          -----------  ---------
                                           amounts in thousands
                                              (see note 4)

Cash flows from operating activities:
 Net earnings                               $ 43,721     37,873
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
     Depreciation and amortization             5,159      7,221
     Gain on sale of cable television
      systems                                (45,272)        --
     Share of earnings of Newport News            --    (39,915)
     Changes in operating assets and
      liabilities, net of effects from
      sale of cable television systems:
         Net change in receivables,
          prepaid expenses, and other
          assets                                (361)        91

         Net change in accounts
          payable, accrued expenses,
          subscriber advance payments
          and converter deposits, and
          amounts due to related parties         (16)     3,653
                                            --------    -------



       Net cash provided by operating
        activities                             3,231      8,923
                                            --------    -------
Cash flows from investing activities:
 Capital expended for property and
  equipment                                     (825)    (1,925)
 Proceeds from sale of cable television
  systems, net of disposition fees            87,491         --

 Distribution from Newport News                   --     33,696
 Other investing activities                       (3)         8
                                            --------    -------

       Net cash provided by investing
        activities                            86,663     31,779
                                            --------    -------
Cash flows from financing activities:
 Repayments of debt                           (8,500)    (6,700)
 Borrowings of debt                            1,000         --
 Change in cash overdraft                       (978)        --
 Distributions to partners                        --    (33,334)
                                            --------    -------

       Net cash used in financing
        activities                            (8,478)   (40,034)
                                            --------    -------
       Net increase in cash and cash
        equivalents                           81,416        668

       Cash and cash equivalents:
       Beginning of period                     4,729      1,338
                                            --------    -------

       End of period                        $ 86,145      2,006
                                            ========    =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1997

                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------

     The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1997 and the results of its operations for the six months ended June 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI"), a Colorado limited partnership. At December 31, 1995, the two general partners of IR-TCI were TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"), and Integrated Cable Corp. V. ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision, an indirect majority-owned subsidiary of Tele-Communications, Inc. (together with its consolidated subsidiaries "TCI"), is the managing agent of the Partnership. By letter dated January 17, 1996, ICC advised TCIV 5 of its withdrawal as a general partner of IR-TCI, the general partner of ACT 5. In accordance with the terms of the IR-TCI Limited Partnership Agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

(2)  Asset Sales
     -----------

     On January 1, 1996, Newport News sold the cable television system that was located in and around Newport News, Virginia (the "Newport News System") to Cox Communications Rhode Island, Inc. ("Cox"), an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). The Partnership had a 40% ownership interest in Newport News.

     In connection with the Newport News Sale, Newport News used most of the net cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 to Cablevision and
     (iii) make distributions to the Partnership and ACT 4 of $35,789,000 and $53,684,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and ACT 5's limited partners (the "Limited Partners") of $67,000, $266,000 and $33,001,000 ($165 per $500 limited partnership unit
     ("Unit") for Limited Partners of record as of January 1, 1996), respectively.

     At December 31, 1996, the Partnership owned four cable television systems that were located in and around (i) Shelbyville and Manchester, Tennessee ("Southern Tennessee" or the "Southern Tennessee System"), (ii) Riverside, California ("Riverside" or the "Riverside System"), (iii) St. Mary's County, Maryland ("St Mary's" or the "St. Mary's System") and (iv) Lower Delaware ("Lower Delaware" or the "Lower Delaware System").

     On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Rifkin through March 31, 1998. During the six months ended June 30, 1997 and 1996, the Partnership's financial statements included revenue from the Southern Tennessee System of $995,000 and $1,934,000, respectively.

     On April 16, 1997, the Partnership sold the St. Mary's System to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,780,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Gans through April 15, 1998. During the six months ended June 30, 1997 and 1996, the Partnership's financial statements included revenue from the St. Mary's System of $2,166,000 and $3,320,000, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

     On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for a preliminary adjusted sales price of $42,179,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Mediacom through June 23, 1998. During the six months ended June 30, 1997 and 1996, the Partnership's financial statements included revenue from the Lower Delaware System of $4,462,000 and $4,406,000, respectively.

     The St. Mary's Sale, the Southern Tennessee Sale, and the Lower Delaware Sale are collectively referred to herein as the "Consummated Sales." The Consummated Sales were approved by the Limited Partners at a special meeting that occurred on March 26, 1997.

     The Partnership used proceeds from the Consummated Sales to pay disposition fees of $2,778,000 to Cablevision and repay debt and related accrued interest of $8,652,000. See notes 5 and 6. The Partnership anticipates that it will use proceeds from the Consummated Sales to make distributions to its general and Limited Partners during the third quarter of 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively. The distributions to the Partnership's partners, which are based upon the Partnership's historical financial position at June 30, 1997, do not include any amounts held in escrow, do not reflect any contingent liabilities which may arise subsequent to the date of this Quarterly Report on Form 10-Q, and are based on various assumptions with respect to sales price adjustments, reserves for contingent liabilities, and other matters. As such, the actual amounts distributed to the Partnership's partners may vary from the above amounts. There is no assurance as to the timing or amount of any such distributions.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     The Partnership has been marketing and continues to market for sale the Riverside System. There is no assurance that the Partnership can arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the Partnership is unable to arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership, the Partnership will continue to operate the Riverside System. Any sale of the Riverside System would be subject to Limited Partner approval. At June 30, 1997 and December 31, 1996, $18,006,000 and $19,490,000, respectively, of the Partnership's total assets were attributable to Riverside. During the six months ended June 30, 1997 and 1996, Riverside generated revenue of $4,242,000 and $4,079,000 respectively.

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

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At June 30, 1997, $86,063,000 of the Partnership's cash and cash equivalents was invested in money market funds. ACT 5 is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, ACT 5 does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was $152,000 and $208,000 during the six months ended June 30, 1997 and 1996, respectively.

(5)  Debt
     ----

     During the quarter ended June 30, 1997, the Partnership used cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility. In connection with such repayment, the Partnership also terminated the bank credit facility.

(6)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $2,547,000 and $2,672,000 during the six months ended June 30, 1997 and 1996, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $766,000 and $800,000 for the six months ended June 30, 1997 and 1996, respectively.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements aggregated $205,000 and $238,000 for the six months ended June 30, 1997 and 1996, respectively.

     Riverside shares office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the six months ended June 30, 1997 and 1996, Riverside's operating and administrative salaries and expenses aggregated $873,000 and $1,200,000, respectively.

     ACT 5 is also obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. To the extent ACT 5 at its termination has not made distributions to the Limited Partners equal to Payback, the net disposition fees received by Cablevision will be returned to ACT 5 to the extent necessary to allow ACT 5 to make distributions equal to Payback. In the event that the disposition fees refunded by Cablevision are insufficient to provide Payback, Cablevision will not be obligated to make up the deficiency. In connection with the Consummated Sales, disposition fees of $2,778,000 were paid to Cablevision. ACT 5 anticipates that Payback will be reached upon the distribution of proceeds from the Consummated Sales. See notes 2 and 3.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.

     (7) Contingencies
         -------------

     ACT 5 has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible ACT 5 may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying financial statements.

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


     General
     -------

     Asset Sales. On January 1, 1996, Newport News sold the Newport News System to Cox, an unaffiliated third party, for cash proceeds of $121,886,000. The Partnership had a 40% interest in Newport News. During April 1997, the Partnership sold the Southern Tennessee System to Rifkin, an unaffiliated third party, for an adjusted sales price of $19,647,000 and the St. Mary's System to Gans, an unaffiliated third party, for a preliminary adjusted sales price of $30,780,000. During June 1997, the Partnership sold the Lower Delaware System to Mediacom, an unaffiliated third party, for a preliminary adjusted sales price of $42,179,000. The following table sets forth summary information with respect to the operating results of the cable systems which were sold pursuant to the Consummated Sales for the periods indicated (amounts in thousands):

                                                     Six months ended
                                                         June 30,
                                                     ----------------
                                                      1997      1996
                                                     ------    ------
          Revenue                                    $7,623     9,660
          Operating costs and expenses before
           depreciation and amortization              4,620     5,103
                                                     ------    ------
          Operating cash flow (1)                     3,003     4,557
          Depreciation and amortization               3,104     5,167
                                                     ------    ------
          Operating loss                             $ (101)     (610)
                                                     ======    ======



     (1) "Operating Cash Flow," which represents income before depreciation and amortization, is a commonly used measure of value and borrowing capacity. Operating Cash Flow is not intended to be a substitute for a measure of performance in accordance with generally accepted accounting principles and should not be relied upon as such.

     For additional information on the Consummated Sales, see note 2 to the accompanying financial statements.

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


     General (continued)
     -------------------

     During the six months ended June 30, 1997, approximately 72% of the Partnership's revenue and approximately 66% of Riverside's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit the Partnership's ability to increase its service rates.

     Competition. Since 1992, most of Riverside's service areas have been subject to competition from a multi-channel multi-point distribution system ("MMDS") operator (the "California MMDS Operator"). The Partnership believes that the California MMDS Operator's service is available to over 50% of the households in Riverside's service areas and that the California MMDS Operator does not presently serve more than 15% of the households in any given franchise area. Although the above-described competition has resulted in a loss of subscribers in Riverside's service area, the Partnership is currently unable to predict the extent of the competitive effect at this time on the Partnership's financial condition or results of operations. For additional information concerning the revenue and subscriber bases of Riverside, see The Riverside System below.

     In addition to MMDS, Riverside competes with other distributors of the same or similar video programming as that offered by its cable systems. During 1996 and 1997, the Partnership has experienced a competitive impact from medium power and high power direct broadcast satellites ("DBS") providers. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Partnership expects that competition from DBS will continue to grow. DBS Service is now available within Riverside's service areas. However, the Partnership is unable to predict what effect such competition will have on Riverside's financial condition or results of operations.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. Due to the competitive environment within Riverside's service area, the Partnership is currently considering the deployment of digital compression technology in the Riverside System but has no specific plans with respect to more extensive advancements or improvements that would involve the replacement of coaxial trunk cable with fiber optic cable. Riverside shares a headend with an affiliated cable television system. Accordingly, Riverside could not proceed with the implementation of digital compression technology unless such affiliated cable television system also implemented digital compression technology. The Partnership would not proceed with the implementation of any significant technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements. See "Liquidity and Capital Resources" below.
 -------------------------------

     Notwithstanding the existence of the above-described competition, the Partnership currently believes that the Riverside System is not subject to "effective competition" as defined in the 1992 Cable Act. In the event that there are providers of video programming providing, in the aggregate, service to more than 15% (and one of which is available to more than 50%) of the households in a given franchise area, such franchise area would be subject to "effective competition" and accordingly, would not be subject to rate regulation under the 1992 Cable Act. Such a finding is determined by the Federal Communications Commission ("FCC") after a cable operator files for decertification. The 1996 Telecom Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through direct broadcast satellite. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including one broadcast) in the franchise area. The California MMDS Operator was acquired by the local exchange carrier in July 1995. The FCC will be conducting a rulemaking to clarify the statutory language with respect to the expanded definition of "effective competition." If the FCC rules were to indicate that the California MMDS Operator provides "effective competition" to Riverside, the Partnership would take the appropriate steps to attempt to deregulate Riverside's service rates. Even if Riverside's rates were to be deregulated, the Partnership believes that competitive and other factors may limit Riverside's ability to increase its service rates.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Riverside System expects that it will face competition from telephone companies for the provision of video services. The Partnership assumes that all major telephone companies have already entered or soon will enter the business of providing video services. The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of significant competition in the delivery of video services. Based on the foregoing, the Partnership continues to believe that the Riverside System could experience competition from alternative providers of video programming services in the future. The Partnership presently cannot predict the effect that any such competition might have on its financial condition or results of operations.

     The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                                June 30,
                                             -------------
                                              1997   1996
                                             -------------
          Basic Subscribers (1)               18.9    19.3
          Premium Subscriptions (1)(2)        18.3    22.0
          Homes Passed                        31.3    31.1

                                            Six months ended
                                                June 30,
                                            ----------------
                                             1997      1996
                                            -------   ------

           Revenue (3)                       $4,241    4,077
                                            =======   ======

           Operating Cash Flow (4)           $1,722    1,297
                                            =======   ======

     (1) As described under "Competition" above, Riverside is subject to competition from the California MMDS Operator. Additionally, the economy within Riverside's service areas has been adversely affected by military base closures and downsizings. From December 31, 1996 to June 30, 1997, Riverside experienced a decrease of 3,700 premium subscriptions and 200 basic subscribers. Such decrease in premium subscriptions is comprised of a 2,400 decrease in traditional premium subscriptions, a 500 decrease in STARZ! subscriptions and an 800 decrease in "ENCORE" subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $5.00, as compared to $9.00 to $13.00 for other premium services. The Partnership currently is unable to predict the extent of the effect of competition from the California MMDS Operator on Riverside's financial condition and results of operations.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)
General (continued)
-------------------

     (2) A basic subscriber may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. In addition to competition, fluctuations in premium subscriptions may also result from the timing of promotional campaigns that involve the packaging of premium services at a lower per-unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, Riverside typically experiences reductions in the number of its premium subscriptions.

     (3) For additional information concerning Riverside's revenue, see "Material Changes in Results of Operations" below.
          ------------------------------------------

     (4) Operating Cash Flow is a measure of value and borrowing capacity within the cable television industry. Changes in Operating Cash Flow result from the net effect of the revenue and expense variances discussed in "Material Changes in Results of Operations" below. Such
                        -----------------------------------------
          foregoing amounts do not include allocations of certain indirect expenses of the Partnership and are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

     Material Changes in Results of Operations
     -----------------------------------------

     The decreases in revenue, programming costs and operating costs for the six month period ended June 30, 1997, as compared to the corresponding prior year period, resulted primarily from the impact of the Consummated Sales. See "General" above.

     Revenue decreased $1,877,000 or 14% during the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the reduction in revenue attributable to the timing of the Consummated Sales. Revenue for Riverside increased $164,000 or 4% during the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to a 6% increase in the weighted average rate received for Regulated Services which was partially offset by decreases in the number of basic subscribers and premium subscriptions. For additional information, see "General - The Riverside System and Regulation"
                             -------
above.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Programming expense decreased $125,000 or 5% for the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the Consummated Sales. Programming expense for Riverside increased $94,000 or 10% during the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to higher programming rates. Riverside cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

     Selling, general and administrative ("SG&A") expenses increased $198,000 or 4% during the six month period ended June 30, 1997, as compared to the corresponding prior year period. The increase is the net result of (i) increases due to legal and other costs associated with the Consummated Sales of approximately $1,082,000, (ii) decreases due to the timing of the Consummated Sales, and (iii) decreases due to cost-cutting measures implemented at the end of 1996. SG&A expenses for Riverside decreased $312,000 or 20% for the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to cost-cutting measures implemented at the end of 1996.

     Depreciation and amortization decreased $2,063,000 or 29% during the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such decrease was the result of (i) the timing of the Consummated Sales and (ii) certain of the Partnership's assets becoming fully depreciated during the last half of 1996. Depreciation and amortization for Riverside decreased $274,000 or 14% for the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to certain of Riverside's assets becoming fully depreciated during the last half of 1996.

     Interest income increased $124,000 during the six month period ended June 30, 1997, as compared to the corresponding prior year period. Such change is due to changes in the weighted average balance of cash and cash equivalents.


     Material Changes in Financial Condition
     ---------------------------------------

     During the six months ended June 30, 1997, the Partnership received cash proceeds from the Consummated Sales of $90,269,000. The Partnership used cash proceeds from the Consummated Sales to repay debt and related accrued interest of $8,652,000, and to pay disposition fees to Cablevision of $2,778,000. In connection with the repayment of debt, the Partnership also terminated its bank credit facility. The Partnership anticipates that it will use proceeds from the Consummated Sales to make distributions to its general and Limited Partners during the third quarter of 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively. There is no assurance as to the timing or amount of any such distributions.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     Material Changes in Financial Condition (continued)
     ---------------------------------------------------

     The Partnership estimated that during 1997 it would spend approximately $3.1 million for capital expenditures (of which approximately $440,000, $240,000, $970,000 and $1,450,000 related to Riverside, Southern Tennessee, Lower Delaware, and St. Mary's, respectively). Such estimated capital expenditures assumed (i) a full year of capital expenditures for each of the Partnership's cable television systems and (ii) that, other than the possible deployment of digital compression technology at the Riverside System, no significant technological improvements would be implemented. See related discussion under "General - Competition". During the six months ended June 30,
                  -------
1997, the Partnership expended $825,000 for capital expenditures. As a result of the Consummated Sales, the Partnership has reduced its estimate of 1997 capital expenditures from $3.1 million to $1.2 million.

     The Partnership anticipates that cash on hand (after making the above described distributions to its partners) and cash provided by Riverside's operating activities will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General - Competition") and meet its other liquidity requirements.
--------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K
-------     --------------------------------

       (a)  Exhibits:

            (27)  Financial Data Schedule

       (b)  Reports on Form 8-K filed during the quarter ended June 30, 1997:


       Date of Report        Items Reported         Financial Statements Filed
       --------------        --------------         --------------------------
       April 16, 1997            Item 2             Pro forma financial information:
                                                    As of and for the year ended
                                                    December 31, 1996

       May 1, 1997               Item 2             Pro forma financial information:
                                                    As of and for the year ended
                                                    December 31, 1996

       June 2, 1997              Item 5             None

       June 27, 1997             Item 2             Pro forma financial information:
                                                    As of and for the three months
                                                    ended March 31, 1997; Year ended
                                                    December 31, 1996


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

                          AMERICAN CABLE TV INVESTORS 5, LTD.
                           (A Colorado Limited Partnership)

                          By:     IR-TCI PARTNERS V, L.P.,
                                  Its General Partner

                          By:     TCI VENTURES FIVE, INC.,
                                  A General Partner



Date:  August 12, 1997    By:     /s/ Gary K. Bracken
                                  ------------------------------
                                  Gary K. Bracken
                                  Vice President and Controller
                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

        (27)  American Cable TV Investors 5, Ltd.