Form 10-Q
period 1997-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1997-11-12
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         State of Colorado                              84-1048934
---------------------------------------                 ----------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                    Identification No.)


              5619 DTC Parkway
             Englewood, Colorado                          80111
--------------------------------------------------        -----
    (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           -----        -----

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)

                                  (see note 2)


                                                                 September 30,         December 31,
                                                                      1997                 1996
                                                              --------------------  -------------------
Assets                                                                  amounts in thousands
------

Cash and cash equivalents (note 4)                                     $29,219                4,729

Trade and other receivables, net of allowance for doubtful
 receivables                                                               516                  480


Prepaid expenses                                                            --                   93

Property and equipment:
 Land                                                                       --                   39
 Cable distribution systems                                             17,622               62,216
 Support equipment                                                       1,420                4,876
                                                                       -------               ------
                                                                        19,042               67,131
 Less accumulated depreciation                                          10,610               28,399
                                                                       -------               ------
                                                                         8,432               38,732
                                                                       -------               ------

Franchise costs and other intangibles                                   21,764               75,688
 Less accumulated amortization                                          13,352               46,811
                                                                       -------               ------
                                                                         8,412               28,877
                                                                       -------               ------

Funds held in escrow (note 2)                                            2,337                   --

Other assets, net of accumulated amortization                              228                  298
                                                                       -------               ------

                                                                       $49,144               73,209
                                                                       =======               ======

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets (continued)

                                  (see note 2)

                                                                  September 30,          December 31,
                                                                      1997                   1996
                                                              ---------------------  --------------------
                                                                         amounts in thousands

Liabilities and Partners' Equity
--------------------------------

Cash overdraft                                                        $15,432                 1,710

Accounts payable                                                           24                   162

Accrued expenses:
 State income taxes withheld from distributions (note 2)                  600                    --
 Franchise fees                                                           122                   618
 Other                                                                    410                   616
                                                                      -------                ------
                                                                        1,132                 1,234
                                                                      -------                ------

Subscriber advance payments and converter deposits                        104                 1,015

Amounts due to related parties (note 6)                                 2,928                 1,451

Debt (note 5)                                                              --                 7,500
                                                                      -------                ------

   Total liabilities                                                   19,620                13,072
                                                                      -------                ------

Partners' equity (deficit):
   General partner                                                     (3,007)               (2,701)
   Limited partners                                                    32,531                62,838
                                                                      -------                ------

   Total partners' equity                                              29,524                60,137
                                                                      -------                ------

Commitments and contingencies (notes 2, 6,
   and 7)
                                                                      $49,144                73,209
                                                                      =======                ======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)

                                  (See note 2)

                                                       Three months ended                   Nine months ended
                                                          September 30,                       September 30,
                                               -----------------------------------  ----------------------------------
                                                     1997               1996              1997              1996
                                               -----------------  ----------------  ----------------  ----------------
                                                                       amounts in thousands,
                                                                        except unit amounts

Revenue                                              $  2,163             7,000            14,030            20,744

Operating costs and expenses:
 Programming (primarily from related parties
  - note 6)                                               500             1,492             3,047             4,276

 Operating (including allocations from
  related parties - note 6)                               170               751             1,549             2,210

 Selling, general and administrative
  (including charges from related parties -
  note 6)                                                 373             2,263             5,150             6,843


 Depreciation and amortization                            948             3,414             6,107            10,635
                                                     --------           -------           -------           -------

     Total operating expenses                           1,991             7,920            15,853            23,964
                                                     --------           -------           -------           -------

     Operating income (loss)                              172              (920)           (1,823)           (3,220)

Other income (expense):
 Interest expense                                          --               (46)             (135)             (243)
 Interest income                                        1,140                28             1,719               483
 Gain (adjustment to gain) on sale of cable
  television systems (note 2)                            (897)               --            44,375                --
 Share of earnings of Newport News
  Cablevision, Ltd. ("Newport News") (note 2)              --                61                --            39,976
                                                     --------           -------           -------           -------

     Net earnings (loss)                             $    415              (877)           44,136            36,996
                                                     ========           =======           =======           =======

Earnings (loss) per limited partnership unit
 (note 3)                                            $   2.05             (4.34)           218.47            183.13
                                                     ========           =======           =======           =======

Limited partnership units outstanding                 200,005           200,005           200,005           200,005
                                                     ========           =======           =======           =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                      Nine months ended September 30, 1997

                                  (unaudited)

                                  (See note 2)

                                                              General           Limited
                                                              partner           partners           Total
                                                              -------           --------           -----
                                                                     amounts in thousands

Balance at January 1, 1997                                    $(2,701)           62,838            60,137

    Distribution                                                 (747)          (74,002)          (74,749)

    Net earnings                                                  441            43,695            44,136
                                                              -------           -------           -------

Balance at September 30, 1997                                 $(3,007)           32,531            29,524
                                                              =======           =======           =======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)

                                  (See note 2)


                                                                               Nine months ended
                                                                                 September 30,
                                                                        --------------------------------
                                                                             1997             1996
                                                                        ---------------  ---------------
                                                                             amounts in thousands
                                                                                 (see note 4)

Cash flows from operating activities:
 Net earnings                                                                 $ 44,136           36,996
 Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization                                               6,107           10,635
     Gain on sale of cable television systems                                  (44,375)              --
     Share of earnings of Newport News                                              --          (39,976)
     Changes in operating assets and liabilities, net of effects from sale of cable television systems:
         Net change in receivables, prepaid expenses, and other assets              57              (67)
         Net change in accounts payable, accrued expenses, subscriber advance payments and converter deposits, and amounts due to
          related parties                                                          832            4,309
                                                                              --------          -------

       Net cash provided by operating activities                                 6,757           11,897
                                                                              --------          -------

Cash flows from investing activities:
 Capital expended for property and equipment                                    (1,031)          (4,279)
 Proceeds from sale of cable television systems, net of disposition
  fees and funds held in escrow                                                 87,270               --
 Distribution from Newport News                                                     --           33,696
 Other investing activities                                                         21               11
                                                                              --------          -------

       Net cash provided by investing activities                                86,260           29,428
                                                                              --------          -------

Cash flows from financing activities:
 Repayments of debt                                                             (8,500)          (6,700)
 Borrowings of debt                                                              1,000               --
 Change in cash overdraft                                                       13,722            6,173
 Distributions to partners                                                     (74,749)         (33,334)
                                                                              --------          -------

       Net cash used in financing activities                                   (68,527)         (33,861)
                                                                              --------          -------

       Net increase in cash and cash equivalents                                24,490            7,464

       Cash and cash equivalents:
         Beginning of period                                                     4,729            2,132
                                                                              --------          -------

         End of period                                                        $ 29,219            9,596
                                                                              ========          =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                               September 30, 1997

                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------

     The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1997 and the results of its operations for the nine months ended September 30, 1997 and 1996. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

     Certain amounts have been reclassified for comparability with the 1997 presentation.

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

     On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Rifkin through March 31, 1998. During the nine months ended September 30, 1997 and 1996, the Partnership's financial statements included revenue from the Southern Tennessee System of $995,000 and $2,881,000, respectively.

     On April 16, 1997, the Partnership sold the St. Mary's System to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Gans through April 15, 1998. During the nine months ended September 30, 1997 and 1996, the Partnership's financial statements included revenue from the St. Mary's System of $2,166,000 and $5,075,000, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Mediacom through June 23, 1998. During the nine months ended September 30, 1997 and 1996, the Partnership's financial statements included revenue from the Lower Delaware System of $4,462,000 and $6,558,000, respectively.

     The St. Mary's Sale, the Southern Tennessee Sale, and the Lower Delaware Sale are collectively referred to herein as the "Consummated Sales." The Consummated Sales were approved by the Limited Partners at a special meeting that occurred on March 26, 1997.

     The Partnership used proceeds from the Consummated Sales to pay disposition fees of $2,778,000 to Cablevision, repay debt and related accrued interest of $8,652,000, and make distributions to its general and Limited Partners during the third quarter of 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1,
     1997), respectively.  See notes 5 and 6.

     The Partnership has been marketing for sale the Riverside System. To date, the Partnership has not received any acceptable bids for the sale of the Riverside System. There is no assurance that the Partnership can arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the Partnership is unable to arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership, the Partnership will continue to operate the Riverside System. Any sale of the Riverside System would be subject to Limited Partner approval. At September 30, 1997 and December 31, 1996, $17,588,000 and $19,490,000, respectively, of the Partnership's total assets were attributable to Riverside. During the nine months ended September 30, 1997 and 1996, Riverside generated revenue of $6,407,000 and $6,230,000 respectively.

(3)  Allocation of Net Earnings and Net Losses
     -----------------------------------------

     Net earnings and net losses shall be allocated 99% to the Limited
     Partners and 1% to the general partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the general partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the general partners and 75% to the Limited Partners. ACT 5's September 1997 distributions of proceeds from the Consummated Sales allowed Limited Partners to achieve Payback. See note 2.

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

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At September 30, 1997, $29,219,000 of the Partnership's cash and cash equivalents was invested in money market funds. ACT 5 is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, ACT 5 does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was $152,000 and $246,000 during the nine months ended September 30, 1997 and 1996, respectively.

(5)  Debt
     ----

     During the quarter ended June 30, 1997, the Partnership used cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility. In connection with such repayment, the Partnership also terminated the bank credit facility.

(6)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchases programming services from affiliates of TCI.
     The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $3,047,000 and $4,110,000 during the nine months ended September 30, 1997 and 1996, respectively.

     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $842,000 and $1,235,000 for the nine months ended September 30, 1997 and 1996, respectively.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements aggregated $271,000 and $357,000 for the nine months ended September 30, 1997 and 1996, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     Riverside shares office facilities, personnel and certain distribution assets with certain affiliated cable television systems. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the nine months ended September 30, 1997 and 1996, Riverside's operating and administrative salaries and expenses aggregated $1,018,000 and $1,726,000, respectively.

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

(7)  Contingencies
     -------------

     ACT 5 has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible that ACT 5 may be required to make payments upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not have a material effect upon the Partnership's financial condition.

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


       General
       -------

       Asset Sales. On January 1, 1996, Newport News sold the Newport News System to Cox, an unaffiliated third party, for cash proceeds of $121,886,000. The Partnership had a 40% interest in Newport News. During April 1997, the Partnership sold the Southern Tennessee System to Rifkin, an unaffiliated third party, for an adjusted sales price of $19,647,000 and the St. Mary's System to Gans, an unaffiliated third party, for an adjusted sales price of $30,547,000. During June 1997, the Partnership sold the Lower Delaware System to Mediacom, an unaffiliated third party, for an adjusted sales price of $42,191,000. The following table sets forth summary information with respect to the operating results of the cable systems which were sold pursuant to the Consummated Sales for the periods indicated (amounts in thousands):

                                                                      Nine months ended
                                                                          September 30,
                                                                     -----------------------
                                                                       1997          1996
                                                                     --------      ---------

     Revenue                                                           $7,623        14,514
     Operating costs and expenses before depreciation
       and amortization                                                 4,620         7,731
                                                                       ------        ------
     Operating cash flow (1)                                            3,003         6,783
     Depreciation and amortization                                      3,104         8,545
                                                                       ------        ------
           Operating loss                                              $ (101)       (1,762)
                                                                       ======        ======

       _________________

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

     The Partnership has been marketing for sale the Riverside System. To date, the Partnership has not received any acceptable bids for the sale of the Riverside System. There is no assurance that the Partnership can arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the Partnership is unable to arrange for a sale of the Riverside System at an appropriate price or on terms acceptable to the Partnership, the Partnership will continue to operate the Riverside System. Any sale of the Riverside System would be subject to Limited Partner approval.

     Regulation.   The operation of the Riverside System is regulated at the
federal, state and local levels. The 1992 Cable Act and the Telecommunications Act of 1996 (together with the 1992 Cable Act, the "Cable Acts") established rules under which basic and tier service rates and equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


       General (continued)
       -------------------

       During the nine months ended September 30, 1997, approximately 68% of Riverside's revenue was derived from Regulated Services. As noted above, any increases in rates charged for Regulated Services are regulated by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

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

       In addition to MMDS, Riverside competes with other distributors of the same or similar video programming as that offered by its cable system. During 1996 and 1997, the Partnership has experienced a competitive impact from medium power and high power direct broadcast satellites ("DBS") providers. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 4.4 million at the end of 1996, and the Partnership expects that competition from DBS will continue to grow. DBS Service is now available within Riverside's service areas. However, the Partnership is unable to predict what effect such competition will have on Riverside's financial condition or results of operations.

       The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside deployed digital compression technology in its service areas during the third quarter of 1997. The Partnership has no specific plans with respect to more extensive advancements or improvements that would involve the replacement of coaxial trunk cable with fiber optic cable. The Partnership would not proceed with the implementation of any significant technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements. See "Liquidity and
                                                                  -------------
Capital Resources" below.
-----------------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

       General (continued)
       -------------------

       Notwithstanding the existence of the above-described competition, the Partnership currently believes that the Riverside System is not subject to "effective competition" as defined in the 1992 Cable Act. In the event that there are providers of video programming providing, in the aggregate, service to more than 15% (and one of which is available to more than 50%) of the households in a given franchise area, such franchise area would be subject to "effective competition" and accordingly, would not be subject to rate regulation under the 1992 Cable Act. Such a finding is determined by the Federal Communications Commission ("FCC") after a cable operator files for decertification. The 1996 Telecom Act expands the definition of effective competition to include any franchise area where a local exchange carrier (or affiliate) provides video programming services to subscribers by any means other than through DBS. There is no penetration minimum for the local exchange carrier to qualify as an effective competitor, but it must provide "comparable" programming services (12 channels including some broadcast) in the franchise area. The California MMDS Operator was acquired by the local exchange carrier in July 1995. The FCC will be conducting a rulemaking to clarify the statutory language with respect to the expanded definition of "effective competition." If the FCC rules were to indicate that the California MMDS Operator provides "effective competition" to Riverside, the Partnership would take the appropriate steps to attempt to deregulate Riverside's service rates. Even if Riverside's rates were to be deregulated, the Partnership believes that competitive and other factors may limit Riverside's ability to increase its service rates.

       The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Riverside System expects that it may face competition from telephone companies for the provision of video services. The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of significant competition in the delivery of video services. Based on the foregoing, the Partnership continues to believe that the Riverside System could experience competition from alternative providers of video programming services in the future. The Partnership presently cannot predict the effect that any such competition might have on its financial condition or results of operations.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

       General (continued)
       -------------------

       The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                                             September 30, December 31,
                                                                1997          1996
                                                            -------------- ------------

          Basic Subscribers (1)                                18.8           19.1
          Premium Subscriptions (1)(2)                         18.8           22.0
          Homes Passed                                         31.5           31.3

                                                                Nine months ended
                                                                  September 30,
                                                            -------------------------
                                                                1997         1996
                                                            -----------  ------------

          Revenue (3)                                          $6,407          6,230
                                                               ======          =====

          Operating Cash Flow (4)                              $2,698          2,047
                                                               ======          =====


     (1) As described under "Competition" above, Riverside is subject to competition from the California MMDS Operator. Additionally, the economy within Riverside's service areas has been adversely affected by military base closures and downsizings. From December 31, 1996 to September 30, 1997, Riverside experienced a decrease of 3,200 premium subscriptions and 300 basic subscribers. Such decrease in premium subscriptions is comprised of a 2,300 decrease in traditional premium subscriptions, a 200 decrease in STARZ! subscriptions and a 700 decrease in "ENCORE" subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $5.00, as compared to $9.00 to $13.00 for other premium services. The Partnership currently is unable to predict the extent of the effect of competition from the California MMDS Operator on Riverside's financial condition and results of operations.

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

     Material Changes in Results of Operations
     -----------------------------------------

     The decreases in revenue, programming costs and operating costs for the nine month period ended September 30, 1997, as compared to the corresponding prior year period, resulted primarily from the impact of the Consummated Sales. See "General" above.

     Revenue decreased $6,714,000 or 32% during the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the reduction in revenue attributable to the timing of the Consummated Sales. Revenue for Riverside increased $177,000 or 3% during the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to a 4% increase in the weighted average rate received for Regulated Services which was partially offset by decreases in the number of basic subscribers and premium subscriptions. For additional information, see "General - The Riverside System
                                                 -------
and Regulation" above.

     Programming expense decreased $1,229,000 or 29% for the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the Consummated Sales. Programming expense for Riverside increased $109,000 or 8% during the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to higher programming rates. Riverside cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs.

     Selling, general and administrative ("SG&A") expenses decreased $1,693,000 or 25% during the nine month period ended September 30, 1997, as compared to the corresponding prior year period. The decrease is the net result of (i) decreases due to the timing of the Consummated Sales, (ii) decreases due to cost-cutting measures implemented at the end of 1996 and, (iii) legal and other expenses incurred in connection with the Consummated Sales of approximately $648,000. SG&A expenses for Riverside decreased $457,000 or 19% for the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to reductions in marketing costs during 1997 and other cost-cutting measures implemented at the end of 1996.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

Material Changes in Results of Operations (continued)
-----------------------------------------------------

     Depreciation and amortization decreased $4,528,000 or 43% during the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such decrease was the result of (i) timing of the Consummated Sales and (ii) certain of the Partnership's assets becoming fully depreciated during the last half of 1996. Depreciation and amortization for Riverside decreased $258,000 or 9% for the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to certain of Riverside's assets becoming fully depreciated during the last half of 1996.

     Interest income increased $1,236,000 during the nine month period ended September 30, 1997, as compared to the corresponding prior year period. Such increase is due to an increase in the weighted average balance of cash and cash equivalents.

     The Partnership reduced its gain from the Consummated Sales by $897,000 in the third quarter of 1997 as a result of the reclassification of brokerage fees from SG&A expenses and certain post-closing adjustments.

     Material Changes in Financial Condition
     ---------------------------------------

     During the nine months ended September 30, 1997, the Partnership received net cash proceeds from the Consummated Sales of $87,270,000. The Partnership used cash proceeds from the Consummated Sales to repay debt and related accrued interest of $8,652,000, to pay disposition fees to Cablevision of $2,778,000 and to make distributions to its general and Limited Partners during the third quarter of 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively. In connection with the repayment of debt, the Partnership also terminated its bank credit facility.

     The Partnership estimated that during 1997 it would spend approximately $3.1 million for capital expenditures (of which approximately $440,000, $240,000, $970,000 and $1,450,000 related to Riverside, Southern Tennessee, Lower Delaware, and St. Mary's, respectively). Such estimated capital expenditures assumed (i) a full year of capital expenditures for each of the Partnership's cable television systems and (ii) that, other than the possible deployment of digital compression technology at the Riverside System, no significant technological improvements would be implemented. See related discussion under "General - Competition". During the nine months ended
                  -------
September 30, 1997, the Partnership expended $1,031,000 for capital expenditures. As a result of the Consummated Sales, the Partnership has reduced its estimate of 1997 capital expenditures from $3.1 million to $1.2 million.

     The Partnership anticipates that cash on hand and cash provided by Riverside's operating activities will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General - Competition") and meet its other liquidity
                 -------
requirements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

   (a)    Exhibits:

          (27)  Financial Data Schedule

   (b)    Reports on Form 8-K filed during the quarter ended September 30, 1997
          - none

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

                                  AMERICAN CABLE TV INVESTORS 5, LTD.
                                  (A Colorado Limited Partnership)

                                  By:  IR-TCI PARTNERS V, L.P.,
                                       Its General Partner

                                  By:  TCI VENTURES FIVE, INC.,
                                       A General Partner



Date:    November 12, 1997        By:  /s/ Gary K. Bracken
                                       ---------------------------
                                       Gary K. Bracken
                                       Vice President and Controller
                                       (Principal Accounting Officer)