Form 10-K
period 1997-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1998-03-16
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____


Commission File No. 0-16784



                      AMERICAN CABLE TV INVESTORS 5, LTD.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



          State of Colorado                              84-1048934
    --------------------------------              ----------------------
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)             Identification Number)

          5619 DTC Parkway
        Englewood, Colorado                               80111
  ----------------------------------------              ----------
  (Address of principal executive offices)              (Zip Code)




     Registrant's telephone number, including area code:  (303) 267-5500

     Securities registered pursuant to Section 12(b) of the Act:  None

     Securities registered pursuant to Section 12(g) of the Act:
         200,005 Limited Partnership Units Sold to Investors at $500 per Unit


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [_] No

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        1997 ANNUAL REPORT ON FORM 10-K



                               Table of Contents



                                                                Page
                                                                ----

                                     PART I



Item 1.   Business...........................................   I-1

Item 2.   Properties.........................................   I-14

Item 3.   Legal Proceedings..................................   I-14

Item 4.   Submission of Matters to a Vote of Security
           Holders...........................................   I-14


                                    PART II


Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters.......................   II-1

Item 6.   Selected Financial Data............................   II-2

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............   II-3

Item 8.   Financial Statements and Supplementary Data........   II-11

Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...............   II-11


                                    PART III

Item 10.  Directors and Executive Officers of the
            Registrant........................................  III-1

Item 11.  Executive Compensation..............................  III-2

Item 12.  Security Ownership of Certain Beneficial Owners
            and Management....................................  III-2

Item 13.  Certain Relationships and Related Transactions......  III-3



                                    PART IV

Item 14.  Exhibits, Financial Statements and Financial
           Statement Schedules, and Reports on Form 8-K.......  IV-1

                                    PART I.


Item 1.   Business.
------    --------

          (a) General Development of Business
              -------------------------------

          American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1997, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. Prior to its withdrawal by letter dated January 17, 1996, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio") also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 has elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

          In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units at a price of $500 per unit ("Unit").

          The Partnership had a 40% ownership interest in Newport News Cablevision Associates, L.P., and its subsidiary Newport News Cablevision, Ltd. (collectively, "Newport News"). Newport News owned and operated the cable system located in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 4, Ltd. ("ACT 4"), an affiliate, owned the 60% majority interest in Newport News. The Newport News System was sold to an unaffiliated third party for cash proceeds of $121,886,000 on January 1, 1996 (the "Newport News Sale"). On March 29, 1996, the Partnership's share of the cash proceeds from the sale of the Newport News System was used to fund a distribution to ACT 5's limited partners ("Limited Partners") of $165 per Unit.

          On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow (the "Southern Tennessee Escrow") and will be subject to indemnifiable claims made by Rifkin through March 31, 1998. Subsequent to December 31, 1997, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. See note 2 to the accompanying financial statements. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

          On April 16, 1997, the Partnership sold its cable television system located in and around St. Mary's County, Maryland (the "St. Mary's System") to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims made by Gans through April 15, 1998.

          On June 24, 1997, the Partnership sold its cable television system located in and around lower Delaware (the "Lower Delaware System") to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims made by Mediacom through June 23, 1998.

          At December 31, 1997, the Partnership owned and operated the cable television system in and around Riverside, California (the "Riverside System" or "Riverside") The Partnership is in negotiations with an unaffiliated third party (the "Potential Buyer") for the sale of the Riverside System (the "Proposed Riverside Sale"). The Proposed Riverside Sale is subject to the execution of a definitive purchase agreement, the satisfaction of various conditions and approvals, including approval of various governmental authorities and approval by the Limited Partners. There is no assurance that a definitive purchase agreement will be entered into or that the Proposed Riverside Sale will be consummated.

          In December 1997, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, and the Potential Buyer signed a letter of intent to establish a joint venture that will combine multiple cable systems in southern California (the "Joint Venture"). Among those systems to be contributed by TCIC to the Joint Venture is the system serving customers in and around Redlands, California (the "Redlands System"). The Riverside System utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Joint Venture is consummated prior to the Proposed Riverside Sale, it is anticipated that the Riverside System would continue to use the office facilities, personnel and certain cable distribution assets of the Redlands System under the same terms and conditions as presently exist. In the event such an arrangement cannot be made with the Joint Venture, TCI has indicated that it would make such assets and resources available to the Riverside System. However, no assurance can be given that TCI's costs to provide facilities and personnel to the Riverside System would not be higher than the amounts currently charged to the Riverside System for such services.

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

          Compressed digital video technology currently converts on average as many as twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which sends the signal back down to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. In this regard, Riverside introduced digital video services during the third quarter of 1997. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred will be dependent upon the number of digital set top devices required. The Riverside System did not have a significant number of subscribers to digital video services at December 31, 1997, and therefore the capital costs incurred with the introduction of digital video services were not significant to the Riverside System in 1997.

          Service Charges. The Riverside System offers a limited "basic service" ("Basic-TV")(comprised of 24 channels featuring local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (comprised of 30 channels featuring specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly service fee for basic service generally ranges from $9.00 to $10.00 and the monthly service fee for the expanded tier ranges from $15.00 to $16.00. Customers may also elect to subscribe to digital video services comprised of 36 channels featuring additional specialized programming and premium services for an additional $10.00 monthly fee. The Riverside System also offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films as well as live and taped sports events, concerts and other programming. The Riverside System offers Pay-TV services for a monthly fee generally ranging from $9.00 to $10.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) offered at $1.00 to $5.00 per month, pay-per-view movies offered separately at $3.00 per movie and certain pay-per-view events offered separately at $10.00 to $60.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

          As further enhancements to their cable services, customers may generally rent converters and/or remote control devices for a monthly charge ranging from $0.10 to $5.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.50 to $2.00. Also, a nonrecurring installation charge (which is limited by the Federal Communications Commission's ("FCC") rules which regulate hourly service charges for each individual cable system) of up to $45.00 is usually charged.

          Monthly fees for Basic-TV and Pay-TV services to commercial customers vary depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

          The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act" and together with the 1992 Cable Act, the "Cable Acts") established rules under which the Riverside System's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. For additional information see "Regulation and Legislation" below.

          Programming. The Riverside System purchases substantially all of its basic and premium programming for its cable systems from Satellite Services, Inc. ("SSI"), a subsidiary of TCI. Pursuant to license agreements entered into by SSI with certain program suppliers, the Riverside System and other affiliates of TCI are permitted to obtain programming directly from SSI at what may be more favorable rates than those available directly to the Riverside System. The Riverside System will continue to purchase substantially all of its programming from SSI, so long as the Riverside System continues to qualify under SSI's affiliation agreements.

          Local Franchises. Cable television systems generally are constructed and operated under the authority of nonexclusive permits or "franchises" granted by local and/or state governmental authorities. Federal law, including the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act, limits the power of the franchising authorities to impose certain conditions upon cable television operators as a condition of the granting or renewal of a franchise.

          The Riverside System's franchises contain varying provisions relating to construction and operation of cable television systems, such as time limitations on commencement and/or completion of construction; quality of service, including (in certain circumstances) requirements as to the number of channels and broad categories of programming offered to customers; rate regulation; provision of service to certain institutions; provision of channels for public access and commercial leased-use; and maintenance of insurance and/or indemnity bonds. The Riverside System's franchises also typically provide for periodic payments of fees, generally 5% of revenue, to the governmental authority granting the franchise. Additionally, many franchises require payments to the franchising authority for the funding of public, educational and governmental ("PEG") access channels. Franchises usually require the consent of the franchising authority prior to a transfer of the franchise or a transfer or change in ownership or operating control of the franchisee.

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

          In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewal when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. The Partnership believes that the Riverside System generally has operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for the Riverside System will be successfully renewed as they expire.

          The Riverside System's franchises have expiration dates which range from 2001 to 2006. Approximately 84% of the Riverside System's customers are served pursuant to franchise agreements that have expiration dates that fall within the next five years.

          Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theaters, video cassettes and other sources of information and entertainment including directly competitive cable television operations and Internet service providers. The Cable Acts are designed to increase competition in the cable television industry. See "Regulation and Legislation" below.


          There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by the United States Congress ("Congress") and the FCC to offer services in direct competition with existing cable systems.


          DBS.  The cable television industry has experienced a competitive
          ----
impact from medium power and higher power direct broadcast satellites ("DBS") that use high frequencies to transmit signals that can be received by dish antennas ("HSDs") much smaller in size than traditional HSDs. PRIMESTAR Partners L.P. ("Primestar") distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 27" to 36" in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation, and EchoStar Communications Corp. ("EchoStar") transmit from high power satellites and generally use smaller dishes to receive their signals. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable television systems. Estimated DBS customers nationwide increased from 2.2 million at the end of 1995 to approximately 6.2 million at the end of 1997, and the Partnership expects that competition from DBS will continue to grow.

          DBS has advantages as an alternative means of distributing video signals to the home. Among the advantages are that the capital investment for the satellite and uplinking segment of a DBS system, although initially high, is fixed and does not increase with the number of customers receiving satellite transmissions; that DBS is not currently subject to local regulation of service and prices, nor are DBS operators required to pay franchise fees; and that the capital costs for the ground segment of a DBS system, the reception equipment, are directly related to, and limited by, the number of service customers.

          The primary disadvantage of DBS is its inability to provide local broadcast television stations to customers in their local market. However, EchoStar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a customer's local market. Both Congress and the U.S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future DBS systems will be retransmitting local television broadcast signals back into local television markets. Additional DBS disadvantages presently include a limited ability to tailor the programming package to the interests of different geographic markets; signal reception being subject to line-of-sight angles; and technology which requires a customer to rent or own one set-top box, which is significantly more expensive than a cable converter, for each television on which they want to view DBS programming.

          Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS customers, and the Partnership assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Furthermore, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS customers. DBS services are available within the franchise areas served by the Riverside System. See "Management's Discussion and Analysis of Financial
                       --------------------------------------------------
Condition and Results of Operations - General - Competition."
---------------------------------------------

          Telephone Company Entry.  The 1996 Telecom Act eliminated the
          ------------------------
statutory and regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See "Regulation and Legislation" below. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that the Riverside System could face competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Partnership assumes that all major telephone companies have already entered or soon will enter the business of providing video services. The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under "Regulation and Legislation" below.

          Although long distance telephone companies had no legal prohibition on the provision of video services, they historically have not been providers of such services in competition with cable systems. However, such companies may prove to be a source of competition in the future. The long distance telephone companies are expected to expand into local markets with local telephone and other offerings (including video services) in competition with the RBOCs.

          Utility Company Entry.  The 1996 Telecom Act eliminates certain
          ----------------------
federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. Riverside could face competition from utility companies in the delivery of video services.

          MMDS/LMDS.  Another alternative method of distribution is multi-
          ----------
channel multi-point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. The FCC has taken a series of actions intended to facilitate the development of wireless cable systems as an alternative means of distributing video programming, including reallocating the use of certain frequencies to these services and expanding the permissible use of certain channels reserved for educational purposes. The FCC's actions enable a single entity to develop an MMDS system with a potential of up to 35 analog channels, and thus compete more effectively with cable television. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Since 1992, most of Riverside's service areas have been subject to competition from a MMDS operator. See Management's Discussion and Analysis of Financial Condition and Results of Operations General - Competition.
           -------

          Finally, an emerging technology, local multipoint distribution services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. LMDS, sometimes referred to as cellular television, could have the capability of delivering more than 100 channels of video programming to a customer's home. The potential impact of LMDS is difficult to assess due to the recent development of the technology and the absence of any current fully-operational LMDS systems.

          Cable System Overbuilds.  During 1997, there has been a singificant
          ------------------------
increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains relatively small, 1997 would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators. Within the cable television industry, cable operators may compete with other cable operators or others seeking franchises for competing cable television systems at any time during the terms of existing franchises or upon expiration of such franchises in expectation that the existing franchise will not be renewed. The 1992 Cable Act promotes the granting of competitive franchises.

          Private Cable.  Cable operators also compete with Master Antenna
          --------------
Television ("MATV") systems and Satellite MATV ("SMATV") systems, which provide multi-channel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC in 1997 adopted new rules that restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for SMATV competitors to reach those customers. See "Regulation and Legislation" below.

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

          With the exception of the DBS operators and a MMDS operator that compete with the Riverside System, the Partnership has no basis upon which to estimate the number of cable television companies and other entities with which the Riverside System competes or may potentially compete.

          The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed, or undeveloped technologies will not become dominant in the future.

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

          The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect the Riverside System's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of the Riverside System.

          Cable Rate Regulation.  The 1992 Cable Act imposed extensive rate
          ----------------------
regulation on the cable television industry. All cable systems are subject to rate regulation of their basic and upper tier programming services, as well as their provision of customer equipment used to receive basic tier services, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate effective competition by showing either low penetration (less than 30% of the occupied households in the franchise area subscribe to basic service), or the presence (measured collectively as 50% availability, 15% customer penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of effective competition to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

     Although the FCC establishes all cable rate rules, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and PEG channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services, and priced no higher than the operator's actual cost, plus an 11.25% rate of return.

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When subsequent CPST rate complaints are filed, the FCC will consider only whether the incremental increase is justified and will not reduce the previously established CPST rate. At December 31, 1997, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

     Under the FCC's rate regulations, rate increases are governed by a complicated price structure that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with delays in implementing rate increases. Operators also have the opportunity of bypassing this "benchmark" structure in favor of traditional cost-of-service regulation in cases where the latter methodology appears favorable. However, the FCC significantly limited the inclusion in the rate base of acquisition costs in excess of the historical cost of tangible assets. Premium cable services offered on a per channel or per program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product.

     The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable customers) until a greater degree of competition to incumbent cable operators has developed. On February 25, 1998, legislation was introduced in Congress which if enacted would repeal the statutory "sunset" and extend FCC regulation of CPST rates beyond March 31, 1999. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces effective competition, and by exempting bulk discounts to multiple dwelling units ("MDUs"), although complaints about predatory pricing in MDUs still may be made to the FCC.

     Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal, or transfer, except that LFAs can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection
obligation imposed on all telecommunications carriers.   In July 1997, the
Eighth Circuit U.S. Court of Appeals vacated certain aspects of the FCC's initial interconnection order, and that decision is now pending before the Supreme Court. However, the underlying statutory obligation of local telephone companies to interconnect with competitors remains in place.

     Telephone Company Entry Into Cable Television.  The 1996 Telecom Act allows
     ---------------------------------------------
telephone companies to compete directly with cable operators by repealing the historic telephone company/cable company cross-ownership ban and the FCC's video dialtone regulations. This will allow LECs, including the RBOCs, to compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

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

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibitions remain on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures among cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition. The "rural exemption" permits buyouts where the purchased system serves an area with fewer than 35,000 inhabitants outside an urban area, and the cable system plus any other system in which the LEC has an interest do not represent 10% or more of the LEC's telephone service area. The 1996 Telecom Act also provides the FCC with the power to grant waivers of the buyout prohibition in cases where: (1) the cable operator or LEC would be subject to undue economic distress; (2) the system or facilities would not be economically viable; or (3) the anticompetitive effects of the proposed transaction are clearly outweighed by the effect of the transaction in meeting community needs. The LFA must approve any such waiver.

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCC (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies," and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems. At December 31, 1997, no electric utilities were in competition with the Riverside System.

     Additional Ownership Restrictions.  Pursuant to the 1992 Cable Act, the FCC
     ---------------------------------
adopted regulations establishing a 30% limit on the number of homes nationwide that a cable operator may reach through cable systems in which it holds an attributable interest with an increase to 35% if the additional cable systems are minority controlled. The FCC stayed the effectiveness of its ownership limits pending the appeal of a September 16, 1993 decision by the United States District Court for the District of Columbia which, among other things, found unconstitutional the provision of the 1992 Cable Act requiring the FCC to establish such ownership limits.

     The FCC also adopted regulations limiting carriage by a cable operator of national programming services in which that operator holds an attributable interest (using the same attribution standards as were adopted for its limits on the number of homes nationwide that a cable operator may reach through its cable systems) to 40% of the activated channels on each of the cable operator's systems. The rules provide for the use of two additional channels or a 45% limit, whichever is greater, provided that the additional channels carry minority controlled programming services. The regulations also grandfather existing carriage arrangements which exceed the channel limits, but require new channel capacity to be devoted to unaffiliated programming services until the system achieves compliance with the regulations. These channel occupancy limits apply only up to 75 activated channels on the cable system, and the rules do not apply to local or regional programming services.

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

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on the Riverside System's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for certain commercial satellite-delivered independent "superstations" such as
WGN).

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February 1997, the FCC released revised rules which mandate a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage. Further, a group of commercial leased access users has challenged the FCC's February 1997 Order as failing to reduce commercial leased access rates by an appropriate amount. If this pending court challenge is successful, the FCC will be forced to undertake a further rulemaking which could result in significantly reduced commercial leased access rates thereby encouraging a much more significant increase in the use of commercial leased access channels.

     "Anti-Buy Through" Provisions.  Federal law requires each cable system to
     -----------------------------
permit customers to purchase premium or pay-per-view video programming offered by the operator on a per-channel or a per-program basis without the necessity of subscribing to any tier of service (other than the basic service tier) unless the system's lack of addressable converter boxes or other technological limitations does not permit it to do so. The statutory exemption for cable systems that do not have the technological capability to comply expires in October 2002, but the FCC may extend that period if deemed necessary.

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to the Partnership. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements.

     Inside Wiring.  In a 1997 Order, the FCC established rules that require an
     -------------
incumbent cable operator upon expiration or termination of a MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU. These inside wiring rules will assist building owners in their attempts to replace existing cable operators with new video programming providers who may be willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive MDU service contracts.

     Other FCC Regulations.  In addition to the FCC regulations noted above,
     ---------------------
there are other FCC regulations covering such areas as equal employment opportunity, customer privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment compatibility. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     The FCC is currently considering whether cable customers should be permitted to purchase cable converters from third party vendors. If the FCC concludes that third party sale of converters is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Copyright.  Cable television systems are subject to federal copyright
     ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect the Riverside System's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

     The Partnership has not expended material amounts during the last three years on research and development activities. Construction and maintenance materials are available and acquired from a number of suppliers and are not deemed to be in short supply.

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

     At December 31, 1997, 43 individuals were employed at the Riverside System. The Riverside System shares office personnel with the Redlands System.


(d)  Financial Information about Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
     Sales
     -----

     The Partnership has neither foreign operations nor export sales.


Item 2.     Properties.
------      ----------

     At December 31, 1997, the Riverside System's physical cable television properties, which are located in California, consist of cable system components, motor vehicles, miscellaneous hardware, spare parts, and other components. Riverside uses office facilities and certain cable distribution assets (including the headend) of the Redlands System. See "Business - General
                                                      --------   -------
Development of Business" and note 5 to the accompanying financial statements.
-----------------------

     Riverside's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. However, for information concerning the economic feasibility of implementing technological improvements, see "Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
Operations - General - Competition." See also "Business - Narrative Description
--------------------                           --------------------------------
of Business - General and - Competition."
-----------

     During 1997, $1.2 million in capital expenditures were made to improve and expand the Partnership's cable systems, including $387,000 related to the Riverside System. See "Management's Discussion and Analysis of Financial
                        -------------------------------------------------
Condition and Results of Operations - Liquidity and Capital Resources."
---------------------------------------------------------------------

Item 3.     Legal Proceedings.
------      -----------------

     Late Fee Litigation. In March 1998, the Partnership received notice of a
     -------------------
purported class action in Tennessee concerning late fee charges and practices. The Partnership's Southern Tennessee System charged late fees to subscribers who did not pay their cable bills on time. This late fee case challenges the amount of the late fees and the practices under which they were imposed. The Plaintiff raises claims under state consumer protection statutes, other state statutes, and the common law. The Plaintiff generally alleges that the late fees charged by the cable system were not reasonably related to the costs incurred by the cable system as a result of the late payment. The Plaintiff seeks to require the cable system (which the Partnership sold on April 1, 1997) to reduce its late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter will not have a material adverse effect upon the financial condition of the Partnership.

Edward R. Curley v. Simmons Communication Company, L.P., ACT 5 and TCI
----------------------------------------------------------------------
Southeast, Inc.  This is a contract dispute filed in the Circuit Court for
---------------
St. Mary's County, Maryland on February 18, 1997. The action arises out of a service agreement between Mr. Curley and Simmons Communication Company, L.P. ("Simmons"). Simmons subsequently assigned its rights under the Services Agreement to ACT 5. Mr. Curley claims he was granted exclusive license to provide cable service to residents in a real estate division he was developing in Maryland. Mr. Curley claims breach of contract. Simmons and ACT 5 answered the complaint on November 14, 1997. On December 15, 1997, Simmons and ACT 5 filed counterclaims and third-party claims. Trial is set for June 4th and 5th of 1998. Based upon the facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition will not have a material adverse effect upon the financial condition of the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders.
------      ---------------------------------------------------

     None.

                                   PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 1997, there were approximately 12,200 Unit holders.

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the estimated market value of the underlying net assets of the Partnership.

     As of May 19, 1997, ACT 5 had processed requests in 1997 for the transfer of Units representing 5% of the total Units. In order to maintain ACT 5's partnership status for federal income tax purposes, no more than 5% of the Units can be transferred in any one tax year. Accordingly, ACT 5 did not process any additional requests for the transfer of Units during 1997. ACT 5 began accepting transfers for the 1998 tax year effective January 1, 1998. As of February 27, 1998, ACT 5 had processed requests for the transfer of 5% of the total Units during 1998, and has ceased accepting transfers for the remainder of 1998.

     The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and the Limited Partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for Limited
Partners of record as of January 1, 1996), respectively. The Partnership used most of the net proceeds from the sale of the Southern Tennessee, St. Mary's and Lower Delaware Systems (collectively, the "1997 Sales Transactions") to make distributions in 1997 to Presidio, TCIV 5 and the Limited Partners of $149,000, $598,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively.

Item 6.     Selected Financial Data.
------      -----------------------

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1997 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

SUMMARY BALANCE SHEET DATA:
--------------------------

                                                       December 31,
                                  -----------------------------------------------------
                                   1997 (1)       1996       1995      1994       1993
                                  ----------     ------     ------    ------     ------
                                                  amounts in thousands
 Cash and cash equivalents         $15,262        4,729      2,132       599        384
 Property and equipment, net       $ 8,261       38,732     39,794    39,588     41,034
 Franchise costs and other
  intangibles, net                 $ 7,963       28,877     37,050    45,398     53,951
 Total assets                      $34,440       73,209     79,936    86,563     96,572
 Debt                              $   --         7,500      8,700    13,800     18,700
 Partners' equity                  $28,941       60,137     57,840    64,004     70,400
 Units outstanding                     200          200        200       200        200


SUMMARY STATEMENT OF OPERATIONS DATA:
------------------------------------

                                                   Years ended December 31,
                                   ------------------------------------------------------
                                    1997 (1)       1996       1995       1994       1993
                                   ----------     ------     ------     ------     ------
                                       amounts in thousands, except per Unit amounts
 Revenue                           $16,255       28,108      26,196     24,393     23,358
 Operating loss                    $(2,352)      (4,556)     (4,867)    (5,213)    (5,011)
 Interest expense                  $  (135)        (302)       (925)      (989)    (1,001)
 Interest income                   $ 1,947          494          81         --
 Share of earnings (losses) of
  Newport News                     $    --       39,995        (652)      (194)      (324)
 Net earnings (loss)               $43,553       35,631      (6,164)    (6,396)    (6,336)
 Net earnings (loss) per Unit      $215.58       176.37      (30.51)    (31.66)    (31.36)
 Distributions per Unit            $   370          165          --         --         --

-------------------------

(1) The December 31, 1997 summary balance sheet data and summary statement of operations data reflect the effects of the 1997 Sales Transactions. As a result of the 1997 Sales Transactions, the Partnership's statement of operations for the year ended December 31, 1997 includes (i) three months of operating results for the Southern Tennessee and St. Mary's Systems,
     (ii) six months of operating results for the Lower Delaware System and
     (iii) twelve months of operating results for the Riverside System. See "Management's Discussion and Analysis of Financial Condition and Results of
     ---------------------------------------------------------------------------
     Operations - General."
     --------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations.
-------------

     During 1997, TCI began a comprehensive review of its computer systems and related software to ensure systems properly recognize the Year 2000 and continue to process data. The systems being evaluated include all internal use software and those that manage the distribution of the Partnership's products. Additionally, TCI, in its capacity as the ultimate parent of the managing agent of the Partnership, has initiated formal communications with all of the Partnership's significant suppliers in determining the impact on the Partnership if those third parties fail to remediate their own Year 2000 issues.

     Over the past two years, TCI began an effort to convert a substantial portion of its financial applications to widely available Year 2000 compliant commercial products or to outsource portions of the financial applications to Year 2000 compliant vendors. Notwithstanding such effort, TCI is in the process of finalizing its assessment of the impact of Year 2000 on the Partnership. TCI is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. To date, TCI has inventoried the Riverside System and is currently evaluating the results of such inventory. TCI expects certain portions of the Partnership's cable distribution plan will need to be modified or replaced, although TCI has not yet completed its assessment. Confirmations have been received from many of the Partnership's primary suppliers indicating they are either fully compliant or have plans in place to ensure compliance. As part of TCI's assessment of the Partnership's Year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. TCI's assessment of the Year 2000 date change should be complete by mid-1998.

     Management of TCI has not yet assessed the cost associated with the Partnership's Year 2000 compliance efforts and the related potential impact on the Partnership's net earnings. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Partnership's Year 2000 readiness will not have an adverse effect on the Partnership's financial position. Additionally, there can be no assurance that the systems of the Partnership's suppliers will be converted in time or that any such failure to convert by such third parties will not have an adverse effect on the Partnership's financial position.

     General
     -------

     Asset Sales. On January 1, 1996, Newport News sold the Newport News System to Cox Communications Rhode Island, Inc., an unaffiliated third party, for cash proceeds of $121,886,000. The Partnership had a 40% ownership interest in Newport News. Accordingly, during 1996 the Partnership received $35,789,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale.

     In connection with the January 1996 Newport News Sale, Newport News used most of the net cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 to Cablevision and (iii) make distributions to the Partnership and ACT 4 of $35,789,000 and $53,684,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and the Limited Partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for Limited Partners of record as of January 1, 1996), respectively. The proceeds were distributed to General and Limited Partners on a 1% and 99% basis, respectively. See note 1 of the accompanying financial statements.

     On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin, an unaffiliated third party, for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in the Southern Tennessee Escrow and will be subject to indemnifiable claims made by Rifkin through March 31, 1998. Subsequent to December 31, 1997, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. See note 2 to the accompanying financial statements. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

     On April 16, 1997, the Partnership sold the St. Mary's System to Gans, an unaffiliated third party, for an adjusted sales price of $30,547,000. Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims made by Gans through April 15, 1998.

     On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims made by Mediacom through June 23, 1998.

     The 1997 Sales Transactions were approved by the Limited Partners at a special meeting that occurred on March 26, 1997. The Partnership used proceeds from the 1997 Sales Transactions to pay disposition fees of $2,778,000 to Cablevision, repay debt and related accrued interest of $8,652,000, and make distributions to its General and Limited Partners of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively.

     At December 31, 1997, the Partnership owned and operated the Riverside System. The Partnership is in negotiations with the Potential Buyer for the Proposed Riverside Sale. The Proposed Riverside Sale is subject to the execution of a definitive purchase agreement, the satisfaction of various conditions and approvals, including approval of various governmental authorities and approval by the Limited Partners. There is no assurance that a definitive purchase agreement will be entered into or that the Proposed Riverside Sale will be consummated.

     In December 1997, TCIC and the Potential Buyer signed a letter of intent to establish the Joint Venture. Among those systems to be contributed by TCIC to the Joint Venture is the Redlands System. The Riverside System utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Joint Venture is consummated prior to the Proposed Riverside Sale, it is anticipated that the Riverside System would continue to use the office facilities, personnel and certain cable distribution assets of the Redlands System under the same terms and conditions as presently exist. In the event such an arrangement cannot be made with the Joint Venture, TCI has indicated that it would make such assets and resources available to the Riverside System. However, no assurance can be given that TCI's costs to provide facilities and personnel to the Riverside System would not be higher than the amounts currently charged to the Riverside System for such services.

     Regulation.   The operation of the Riverside System is regulated at the
federal, state and local levels. The 1992 Cable Act and the Telecommunications Act of 1996 (together with the 1992 Cable Act, the "Cable Acts") established rules under which the Riverside System's regulated basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. At December 31, 1997, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

     During the year ended December 31, 1997, approximately 67% of the Riverside System's revenue was derived from Regulated Services. As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

     Competition. Since 1992, most of Riverside's service areas have been subject to competition from a MMDS operator (the "California MMDS Operator"). Although such competition has resulted in a loss of subscribers in Riverside's service area, the Partnership is currently unable to predict the extent of the competitive effect at this time on the Partnership's financial condition or results of operations. For additional information concerning the revenue and subscriber bases of Riverside, see The Riverside System below. See also "Business - Narrative Description of Business - Competition."
---------------------------------------------

     In addition to MMDS, Riverside competes with other distributors of the same or similar video programming as that offered by its cable system. During 1996 and 1997, the Partnership has experienced a competitive impact from DBS providers. Primestar distributes a multi-channel programming service via a medium power communications satellite to HSDs of approximately 27" to 36" in diameter. DirecTv, Inc., United States Satellite Broadcasting Corporation and EchoStar transmit from high power satellites and generally use smaller dishes to receive their signals. DBS operators have the right to distribute substantially all of the significant cable television programming services currently carried by cable systems. Estimated DBS customers nationwide increased from approximately 2.2 million at the end of 1995 to approximately 6.2 million at the end of 1997, and the Partnership expects that competition from DBS will continue to grow. DBS Service is available within the franchise areas serviced by the Riverside System. However, the Partnership is unable to predict what effect such competition will have on Riverside's financial condition or results of operations.

     The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. See "Business - Narrative Description
                                                --------------------------------
of Business - Regulation and Legislation."  The 1996 Telecom Act allows local
-----------
telephone companies, including the RBOCs, to compete with cable television operators both inside and outside their telephone service areas. The Riverside System expects that it may face competition from telephone companies for the provision of video services. The major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of significant competition in the delivery of video services. Based on the foregoing, the Partnership continues to believe that the Riverside System could experience competition from alternative providers of video programming services in the future. The Partnership presently cannot predict the effect that any such competition might have on its financial condition or results of operations.

     As further described under "Business - Narrative Description of Business,"
                                 --------------------------------------------
the Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside introduced digital video services during the third quarter of 1997. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred will be dependent upon the number of digital set-top devices required. The Riverside System did not have a significant number of subscribers to digital video services at December 31, 1997, and therefore the capital costs incurred with the introduction of digital video services were not significant to the Riverside System in 1997. However, the Riverside System plans to increase the number of subscribers to digital video services.

     The Partnership has no specific plans with respect to more extensive advancements or improvements that would involve the replacement of coaxial trunk cable with fiber optic cable. The Partnership would not proceed with the implementation of any significant technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements. See "Liquidity and Capital Resources" below.
                                     -------------------------------

     The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                                   December 31,
                                         -------------------------------
                                           1997        1996        1995
                                         -------      ------     -------
     Basic Customers (1)                    18.9        19.1       18.9
                                         =======      ======     ======

     Premium Subscriptions (1)(2)           19.9        22.0       22.6
                                         =======      ======     ======

     Homes Passed                           31.6        31.3       35.3
                                         =======      ======     ======

     Total Assets                        $16,841      19,490     23,285
                                         =======      ======     ======

                                                    Year ended
                                                   December 31,
                                         -------------------------------
                                           1997        1996        1995
                                         -------      ------     -------
     Revenue (3)                         $8,632        8,388       8,207
                                         ======        =====       =====

     Operating Cash Flow (4)             $3,532        3,009       2,824
                                         ======        =====       =====

------------------

     (1)  As described under "General - Competition" above, Riverside is subject
                              -------
          to competition from the California MMDS Operator. Additionally, the economy within Riverside's service areas has been adversely affected by military base closures and downsizings. From December 31, 1996 to December 31, 1997, Riverside experienced a decrease of 2,100 premium subscriptions and 200 basic subscribers. Such decrease in premium subscriptions is comprised of a 1,900 decrease in traditional premium subscriptions and a 400 decrease in "ENCORE" subscriptions, partially offset by a 200 increase in STARZ! subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $13.00 for other premium services. The Partnership currently is unable to predict the extent of the effect of competition from the California MMDS Operator on Riverside's financial condition and results of operations.

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

     (3) For additional information concerning Riverside's revenue, see "Material Changes in Results of Operations" below.
          ------------------------------------------

     (4) Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. Changes in Operating Cash Flow result from the net effect of the revenue and expense variances discussed in "Material Changes in Results of Operations" below.  The
                        -----------------------------------------
          amounts reflected in the table do not include allocations of certain indirect expenses of the Partnership and are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

     At December 31, 1997, the Partnership owned and operated the Riverside System. The Partnership is in negotiations with the Potential Buyer for the Proposed Riverside Sale. The Proposed Riverside Sale is subject to the execution of a definitive purchase agreement, the satisfaction of various conditions and approvals, including approval of various governmental authorities and approval by the Limited Partners. There is no assurance that a definitive purchase agreement will be entered into or that the Proposed Riverside Sale will be consummated.


     Results of Operations
     ---------------------

     Material Changes in Results of Operations
     -----------------------------------------

     The decreases in revenue, programming costs and operating costs for the year ended December 31, 1997, as compared to the corresponding prior year period, resulted primarily from the impact of the 1997 Sales Transactions. See "General" above.
 -------

     Revenue decreased $11,853,000 or 42% and increased $1,912,000 or 7% during the years ended December 31, 1997 and 1996, respectively, as compared to the corresponding prior year period. Such 1997 decrease is primarily attributable to the reduction in revenue attributable to the timing of the 1997 Sales Transactions. Revenue for Riverside increased $245,000 or 3% during the year ended December 31, 1997, as compared to the corresponding prior year period. Such increase is attributable to the implementation of a rate increase in 1997 which was largely responsible for the 3% increase in the weighted average rate received for Regulated Services during 1997. Basic customers for Riverside remained relatively consistent from 1996 to 1997. Premium revenue for Riverside was consistent from 1996 to 1997 as the 10% decrease in premium customers was offset by an increase in the weighted average rate received by Riverside for premium services. For additional information, see "General - The Riverside
                                                   -------
System and Regulation" above.

     The 1996 increase in revenue resulted primarily from (i) a 4% increase in the weighted average rate received for Regulated Services (see related discussion below), (ii) a 4% increase in the average number of basic subscribers, and (iii) a 9% increase in average premium subscriptions. The increase in the weighted average rate received for Regulated Services is attributable to the implementation of rate increases in 1996. The additional revenue from the increase in the average number of premium subscriptions was partially offset by decreases in the average monthly price received for each premium subscription.

     Programming expense decreased $2,165,000 or 37% and increased $953,000 or 20% for the years ended December 31, 1997 and 1996, respectively, as compared to the corresponding prior year period. The 1997 decrease is primarily attributable to the timing of the 1997 Sales Transactions. Programming expense for Riverside increased $196,000 or 10% during the year ended December 31, 1997, as compared to the corresponding prior year period. Such increase is primarily attributable to higher programming rates.

     The 1996 increase in programming expense is primarily attributable to higher programming rates and an increase in the average number of basic subscribers and premium subscriptions, as noted above. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect its future operating costs. However, such programming costs have increased at a greater percent than increases in revenue from Regulated Services. The Partnership's cable television systems increased their rates for Regulated Services in 1996.

     Operating expenses decreased $1,257,000 or 43% and increased $33,000 or 1% for the years ended December 31, 1997 and 1996, respectively, as compared to the prior year. The 1997 decrease is due to the timing of the 1997 Sales Transactions. Operating expenses for Riverside decreased $51,000 or 6% for the year ended December 31, 1997, as compared to the corresponding prior year. Such decrease is attributable to reductions in payroll expenses and other cost-cutting measures implemented at the end of 1996.

     Selling, general and administrative ("SG&A") expenses decreased $2,702,000 or 30% and increased $287,000 or 3% during the years ended December 31, 1997 and 1996, respectively, as compared to the corresponding prior year period. The 1997 decrease is the net result of (i) decreases due to the timing of the 1997 Sales Transactions, (ii) decreases due to cost-cutting measures implemented at the end of 1996 and, (iii) increases in legal expenses incurred during the year ended December 31, 1997 in connection with the 1997 Sales Transactions. SG&A expenses for Riverside decreased $325,000 or 11% for the year ended December 31, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to reductions in payroll expenses and other cost-cutting measures implemented at the end of 1996. The 1996 increase in SG&A expenses is primarily the result of (i) higher labor costs and (ii) increased franchise fees (which are calculated as a percentage of revenue). Such increases were partially offset by a decrease in insurance costs of $455,000 which related to the over accrual of premiums in prior years.

     Depreciation and amortization decreased $7,933,000 or 53% and increased $328,000 or 2% during the years ended December 31, 1997 and 1996, respectively, as compared to the corresponding prior year period. Such 1997 decrease was the result of (i) the 1997 Sales Transactions and (ii) certain of the Partnership's assets becoming fully depreciated during the last half of 1996. Depreciation and amortization for Riverside decreased $237,000 or 6% for the year ended December 31, 1997, as compared to the corresponding prior year period. Such decrease is primarily attributable to certain of Riverside's assets becoming fully depreciated during the last half of 1996. The 1996 increase in depreciation and amortization is the result of the net effect of an increase in the average balance of the Partnership's property and equipment, partially offset by certain of the Partnership's intangible assets becoming fully depreciated during the last half of 1996.

     Other Income (Expense)
     ----------------------

     The Partnership's interest expense decreased $167,000 or 55% and $623,000 or 67% during the years ended December 31, 1997 and 1996, respectively, as compared to the corresponding prior year periods. The decrease in 1997 is the result of the Partnership's use of cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility and to terminate such facility. The decrease in 1996 was due to a lower average outstanding principal balance and slightly lower interest rates.

     Interest income increased $1,453,000 or 294% and $413,000 or 510% during the years ended December 31, 1997 and 1996, respectively, as compared to the corresponding prior year periods. Such increases are due to increases in the weighted average balance of cash and cash equivalents resulting primarily from the cash proceeds related to the Newport News Sale and the 1997 Sales Transactions.

     The Partnership recorded a gain from the 1997 Sales Transactions of $44,093,000 during the year ended December 31, 1997.

     Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1997.

     Liquidity and Capital Resources
     -------------------------------

     During the year ended December 31, 1997, the Partnership received net cash proceeds from the 1997 Sales Transactions of $87,270,000. The Partnership used most of the cash proceeds from the 1997 Sales Transactions to repay bank debt and related accrued interest of $8,652,000, to pay disposition fees to Cablevision of $2,778,000 and to make distributions to its General and Limited Partners during 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively. In connection with the repayment of bank debt, the Partnership also terminated the bank credit facility.

     As previously described under "General - Asset Sales", pursuant to the 1997
                                    -------
Sales Transactions, $2,337,000 of the combined sales price of the 1997 Sales Transactions has been placed in escrow and will be subject to indemnifiable claims during 1998. It is anticipated that any escrowed amounts not used to satisfy any such claims will be released to the Partnership during 1998.

     As previously described under "General - Asset Sales", the Partnership is
                                    -------
in negotiations with the Potential Buyer for the sale of the Riverside System. In the event that the Proposed Riverside Sale is consummated, the Partnership anticipates that it would use all or a portion of the available net cash proceeds to satisfy its liabilities, including any amounts due TCIC, and make distributions to the Partnership's partners.

     During the year ended December 31, 1997, the Partnership used cash provided by operating and investing activities of $8.4 million and $86.1 million, respectively, to fund financing activities and an increase in cash and cash equivalent balances of $84.0 million and $10.5 million, respectively. See the Partnership's statements of cash flows included in the accompanying financial statements.

     The Partnership estimates that during 1998 it will spend approximately
$1.9 million for capital expenditures related to Riverside, of which $1.4 million relates to digital video services. The estimated digital video services capital expenditures are based upon the achievement of a target level of new customers to such services and therefore the estimate of capital expenditures will fluctuate based on the actual number of new customers which subscribe to digital video services. Additionally, such estimated amounts assume a full year of capital expenditures for Riverside and that no significant technological improvements will be implemented to the Riverside System. See related discussion under "General - Competition" and "General - Asset Sales". During the year
       -------                     -------
ended December 31, 1997, the Partnership expended $1.2 million for capital expenditures of which $387,000 related to Riverside.

     The Partnership anticipates that cash on hand, cash provided by Riverside's operating activities and any cash released from amounts held in escrow will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General - Competition"), and
                                                -------
meet its other liquidity requirements.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

     The financial statements of the Partnership are filed under this item beginning on Page II-12. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.

                          Independent Auditors' Report
                          ----------------------------



The Partners
American Cable TV Investors 5, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                               KPMG Peat Marwick LLP


Denver Colorado
March 6, 1998

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                           December 31, 1997 and 1996

                                  (See note 2)

                                                1997             1996
                                           ---------------  ---------------
Assets                                           amounts in thousands
------

Cash and cash equivalents                          $15,262            4,729

Trade and other receivables                            432              541
 Less allowance for doubtful accounts                   23               61
                                                   -------           ------
                                                       409              480
                                                   -------           ------

Prepaid expenses                                        --               93

Property and equipment:
 Land                                                   --               39
 Cable distribution systems                         17,693           62,216
 Support equipment and buildings                     1,436            4,876
                                                   -------           ------
                                                    19,129           67,131
 Less accumulated depreciation                      10,868           28,399
                                                   -------           ------
                                                     8,261           38,732
                                                   -------           ------

Franchise costs and other intangibles               24,649           75,688
 Less accumulated amortization                      16,686           46,811
                                                   -------           ------
                                                     7,963           28,877
                                                   -------           ------

Funds held in escrow (note 2)                        2,337               --

Other assets, net of accumulated
 amortization                                          208              298
                                                   -------           ------

                                                   $34,440           73,209
                                                   =======           ======


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets, continued

                                  (See note 2)


                                               1997           1996
                                            ----------  ----------------
Liabilities and Partners' Equity               amounts in thousands
--------------------------------

Cash overdraft                               $     --             1,710

Accounts payable                                   14               162

Accrued expenses:
 Franchise fees                                   152               618
 State income taxes withheld from
  distributions (note 2)                          150                --
 Insurance                                         49                --
 Other                                            108               616
                                             --------            ------
                                                  459             1,234
                                              -------            ------

Subscriber advance payments and converter
 deposits                                         107             1,015

Amounts due to related parties (note 5)         4,919             1,451

Debt (note 3)                                      --             7,500
                                              -------            ------

    Total liabilities                           5,499            13,072
                                              -------            ------

Partners' equity (deficit):
 General partner                               (3,012)           (2,701)
 Limited partners                              31,953            62,838
                                              -------            ------

    Total partners' equity                     28,941            60,137
                                              -------            ------

Commitments and contingencies
 (notes 5 and 6)
                                             $ 34,440            73,209
                                             ========            ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1997, 1996 and 1995

                                  (See note 2)


                                                                1997              1996             1995
                                                          ----------------  ----------------  ---------------
                                                                           amounts in thousands,
                                                                          except per unit amounts

Revenue                                                       $16,255            28,108           26,196

Operating costs and expenses:
 Programming (primarily from related parties - note  5)         3,647             5,812            4,859

 Operating (including allocations
  from related parties - note 5)                                1,698             2,955            2,922
 Selling, general and administrative (including
  charges and allocations from related parties -
  note 5)                                                       6,263             8,965            8,678


 Depreciation                                                   2,690             6,672            6,157
 Amortization                                                   4,309             8,260            8,447
                                                              -------            ------           ------

    Total operating expenses                                   18,607            32,664           31,063
                                                              -------            ------           ------

    Operating loss                                             (2,352)           (4,556)          (4,867)

Other income (expense):
 Interest expense                                                (135)             (302)            (925)
 Interest income                                                1,947               494               81
 Gain on sale of cable television systems (note 2)             44,093                --               --
 Share of earnings (losses) of Newport News
  Cablevision Associates, L.P. ("Newport News")
  (note 4)                                                         --            39,995             (652)
 Other income                                                      --                --              199
                                                              -------            ------           ------

                                                               45,905            40,187           (1,297)
                                                              -------            ------           ------

    Net earnings (loss)                                       $43,553            35,631           (6,164)
                                                              =======            ======           ======

Net earnings (loss) per limited partnership unit
 ("Unit")                                                     $215.58            176.37           (30.51)
                                                              =======            ======           ======



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statements of Partners' Equity

                  Years ended December 31, 1997, 1996 and 1995

                                  (See note 2)

                                    General           Limited
                                    partner           partners          Total
                                    -------           --------          -----
                                                  amounts in thousands
Balance at January 1, 1995          $(2,662)           66,666            64,004

 Net loss                               (62)           (6,102)           (6,164)
                                    -------           -------           -------

Balance at December 31, 1995         (2,724)           60,564            57,840

 Distribution (note 2)                 (333)          (33,001)          (33,334)

 Net earnings                           356            35,275            35,631
                                    -------           -------           -------

Balance at December 31, 1996         (2,701)           62,838            60,137

 Distribution (note 2)                 (747)          (74,002)          (74,749)

 Net earnings                           436            43,117            43,553
                                    -------           -------           -------

Balance at December 31, 1997        $(3,012)           31,953            28,941
                                    =======           =======           =======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1997, 1996 and 1995

                                  (See note 2)

                                                            1997                1996              1995
                                                          -----------         ---------         ---------
                                                                      amounts in thousands
                                                                          (see note 1)
Cash flows from operating activities:
 Net earnings (loss)                                         $ 43,553            35,631            (6,164)
 Adjustments to reconcile net earnings (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                               6,999            14,932            14,604
    Gain on sale of cable television systems                  (44,093)               --                --
    Share of (earnings) losses of
     Newport News                                                  --           (39,995)              652
    Changes in operating assets and liabilities,
     net of effects from sale of cable television
     systems:
         Net change in receivables,
          prepaid expenses and other assets                       164                 2               (80)
         Net change in accounts
          payable, accrued expenses,
          subscriber advance payments
          and converter deposits, and
          amounts due to related parties                        1,769            (4,534)            3,224
                                                             --------           -------            ------
              Net cash provided by operating
               activities                                       8,392             6,036            12,236
                                                             --------           -------            ------

Cash flows from investing activities:
 Capital expended for property and equipment                   (1,188)           (5,673)           (6,563)
 Proceeds from sale of cable television systems,
  net of disposition fees and funds held in escrow             87,270                --                --

 Distribution from Newport News                                    --            35,789                --
 Other investing activities                                        18                63               166
                                                             --------           -------            ------

              Net cash provided by (used in)
               investing activities                          $ 86,100            30,179            (6,397)
                                                             --------           -------            ------

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                      Statements of Cash Flows, continued

                  Years ended December 31, 1997, 1996 and 1995

                                  (See note 2)

                                                            1997              1996              1995
                                                      ----------------  ----------------  ----------------
                                                                      amounts in thousands
                                                                          (see note 1)
Cash flows from financing activities:
 Borrowings of debt                                          $  1,000             6,500                --
 Repayments of debt                                            (8,500)           (7,700)           (5,100)
 Distributions to partners                                    (74,749)          (33,334)               --
 Change in cash overdraft                                      (1,710)              916               794
                                                             --------           -------            ------

    Net cash used in financing activities                     (83,959)          (33,618)           (4,306)
                                                             --------           -------            ------

    Net increase in cash and cash equivalents                  10,533             2,597             1,533


    Cash and cash equivalents:

      Beginning of year                                         4,729             2,132               599
                                                             --------           -------            ------

      End of year                                            $ 15,262             4,729             2,132
                                                             ========           =======            ======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     Organization
     ------------
     American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing, and operating cable television systems. The Partnership had a 40% ownership interest in Newport News, which also was formed in 1986 for the purpose of acquiring, developing and operating a cable television system located in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 4, Ltd. ("ACT 4"), an affiliate, owned the 60% majority interest in Newport News. As a result of the sale of the Newport News System on January 1, 1996, Newport News was liquidated in 1996. See note 2.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1997, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

     In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units to the public resulting in gross proceeds of $100,002,500.

     Allocation of Net Earnings and Net Losses
     -----------------------------------------
     Net earnings and net losses shall be allocated 99% to ACT 5's limited partners ("Limited Partners") and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although ACT 5's September 1997 distributions of proceeds from the sales of certain of its cable television systems allowed Limited Partners to achieve Payback, Limited Partners have not yet received a 6% return on their aggregate contributions. Accordingly, amounts continue to be allocated 99% to the Limited Partners and 1% to the General Partner until such 6% return has been achieved. See note 2.

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

     Cash paid by the Partnership for interest was $152,000, $332,000 and $808,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Franchise Costs and Other Intangibles
     -------------------------------------
     Franchise costs and other intangibles, net of accumulated amortization, are comprised of the following:

                                                    December 31,
                                           ------------------------------
                                                1997            1996
                                           --------------  --------------
                                                amounts in thousands

                 Franchise costs                   $7,871          28,570
                 Other intangibles                     92             307
                                                   ------          ------

                                                   $7,963          28,877
                                                   ======          ======

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

     Impairment of Long-Lived Assets
     -------------------------------
     The Riverside System periodically reviews the carrying amounts of property, plant and equipment and its intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates.

     Other Assets
     ------------
     Other assets are amortized using the straight-line method over the estimated lives of the assets.

     Revenue Recognition
     -------------------
     Revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements is recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that subscribers are expected to remain connected to the system.

     Net Earnings (Loss) Per Unit
     ----------------------------
     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the limited partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1997 was 200,005.

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

     The Partnership had taxable earnings (losses) of $40.2 million, $42.0 million and ($2.7 million) for the years ended December 31, 1997, 1996 and 1995, respectively.

     As of May 19, 1997, ACT 5 had processed requests in 1997 for the transfer of Units representing 5% of the total Units. In order to maintain ACT 5's partnership status for federal income tax purposes, no more than 5% of the Units can be transferred in any one tax year. Accordingly, ACT 5 did not process any additional requests for the transfer of Units during 1997. ACT 5 began accepting transfers for the 1998 tax year effective January 1, 1998. As of February 27, 1998, ACT 5 had processed requests for the transfer of 5% of the total Units during 1998, and has ceased accepting transfers for the remainder of 1998.

(2)  Asset Sales
     -----------
     On January 1, 1996, Newport News sold the Newport News System to Cox Communications Rhode Island, Inc., an unaffiliated third party, for cash proceeds of $121,886,000 (the "Newport News Sale"). The Partnership had a 40% ownership interest in Newport News. Accordingly, during 1996 the Partnership received $35,789,000 of the net cash proceeds (after satisfaction of Newport News' transaction costs and liabilities) from the Newport News Sale.

     In connection with the Newport News Sale, Newport News used most of the net cash proceeds to (i) repay bank debt and related accrued interest of $24,306,000, (ii) pay disposition fees of $3,668,000 to Cablevision and
     (iii) make distributions to the Partnership and ACT 4 of $35,789,000 and $53,684,000, respectively. The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and Limited Partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for Limited Partners of record as of January 1, 1996), respectively.

     On April 1, 1997, the Partnership sold its cable television system in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System" or "Southern Tennessee") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow (the "Southern Tennessee Escrow") and will be subject to indemnifiable claims by Rifkin through March 31, 1998. Subsequent to December 31, 1997, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     On April 16, 1997, the Partnership sold its cable television system in and around St. Mary's County, Maryland (the "St. Mary's System" or "St. Mary's") to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Gans through April 15, 1998.

     On June 24, 1997, the Partnership sold its cable television system in and around lower Delaware (the "Lower Delaware System" or "Lower Delaware") to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Mediacom through June 23, 1998.

     The Southern Tennessee Sale, St. Mary's Sale and the Lower Delaware Sale are collectively referred to herein as the "1997 Sales Transactions." The 1997 Sales Transactions were approved by the Limited Partners at a special meeting that occurred on March 26, 1997.

     The Partnership used proceeds from the 1997 Sales Transactions to pay disposition fees of $2,778,000 to Cablevision, repay debt and related accrued interest of $8,652,000, and make distributions to its General and Limited Partners during the third quarter of 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1,
     1997), respectively.  See notes 1, 3 and 5.

     At December 31, 1997, the Partnership owned and operated the cable television system in and around Riverside, California (the "Riverside System" or "Riverside") The Partnership is in negotiations with an unaffiliated third party (the "Potential Buyer") for the sale of the Riverside System (the "Proposed Riverside Sale"). The Proposed Riverside Sale is subject to the execution of a definitive purchase agreement, the satisfaction of various conditions and approvals, including approval of various governmental authorities and approval by the Limited Partners. There is no assurance that a definitive purchase agreement will be entered into or that the Proposed Riverside Sale will be consummated.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


          In December 1997, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, and the Potential Buyer signed a letter of intent to establish a joint venture that will combine multiple cable systems in southern California (the "Joint Venture"). Among those systems to be contributed by TCIC to the Joint Venture is the system serving customers in and around Redlands, California (the "Redlands System"). The Riverside System utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Joint Venture is consummated prior to the Proposed Riverside Sale, it is anticipated that the Riverside System would continue to use the office facilities, personnel and certain cable distribution assets of the Redlands System under the same terms and conditions as presently exist. In the event such an arrangement cannot be made with the Joint Venture, TCI has indicated that it would make such assets and resources available to the Riverside System. However, no assurance can be given that TCI's costs to provide facilities and personnel to the Riverside System would not be higher than the amounts currently charged to the Riverside System for such services. See Note 5.

     The following table sets forth the assets and revenue for each of the Partnership's cable television systems:

                                                                 December 31,
                                                    -------------------------------------
     Total Assets                                         1997              1996
     ------------                                   ----------------  --------------------

     Riverside                                            $ 16,841           19,490
     Southern Tennessee                                         --            6,014
     St. Mary's                                                 --           24,498
     Lower Delaware                                             --           22,426
                                                           -------           ------
                                                          $ 16,841           72,428
                                                           =======           ======

                                                                        Years ended December 31,
                                                               -------------------------------------------
     Revenue                                                      1997             1996             1995
     -------                                                   ----------        ---------        --------
     Riverside                                                 $ 8,632              8,388            8,207
     Southern Tennessee                                            995              3,868            3,759
     St. Mary's                                                  2,166              6,855            6,161
     Lower Delaware                                              4,462              8,997            8,069
                                                               -------             ------           ------
                                                               $16,255             28,108           26,196
                                                               =======             ======           ======

(3)  Debt
     ----
     During the year ended December 31, 1997, the Partnership used cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility. In connection with such repayment, the Partnership also terminated the bank credit facility.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(4)  Investment in Newport News
     --------------------------
     Net earnings and net losses of Newport News were allocated and distributions were made to the Partnership and ACT 4 in the ratio of their respective ownership interests. Newport News was sold on January 1, 1996 for cash proceeds of $121,886,000. As a result of the Newport News Sale, Newport News was liquidated in 1996. See notes 1 and 2. Condensed consolidated statements of operations of Newport News for the indicated periods are as follows:

                   Newport News Cablevision Associates, L.P.
                   -----------------------------------------

                Condensed Consolidated Statements of Operations

                                                                 Years ended December 31,
                                                         ----------------------------------------
                                                                1996                 1995
                                                         -------------------  -------------------
                                                                   amounts in thousands

                  Revenue                                    $    --                  21,130

                  Programming, operating, selling,
                     general and administrative expenses         (53)                (13,255)

                  Depreciation and amortization                   --                  (7,377)
                                                             -------                 -------

                     Operating income (loss)                     (53)                    498

                  Gain on sale of assets, net of
                     $510,000 of costs and expenses in
                     1996 related to 1995 operations          99,700                      --

                  Interest income                                350                      27
                  Interest expense and other, net                (10)                 (2,154)
                                                             -------                 -------

                     Net earnings (loss)                     $99,987                  (1,629)
                                                             =======                 =======

(5)  Transactions with Related Parties
     ---------------------------------
     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $3,647,000, $5,576,000 and $4,425,000 in 1997, 1996 and 1995, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     The Partnership has a management agreement with Cablevision whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement (through January 17, 1996, 5-1/2% to Cablevision and 1/2% to Presidio Cable IV Corp., a subsidiary of Presidio). Such fees amounted to $975,000, $1,672,000 and $1,537,000 during the years ended December 31, 1997, 1996 and 1995, respectively. As a result of ICC's withdrawal as a general partner on January 17, 1996, Cablevision has received the entire 6% management fee since January 17, 1996. See note 1.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements amounted to $297,000, $487,000 and $476,000 in 1997, 1996 and 1995, respectively.

     Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the years ended December 31, 1997, 1996 and 1995, Riverside's operating and administrative salaries and expenses aggregated $2,164,000, $2,511,000 and $2,492,000, respectively.

     Newport News was obligated to pay a disposition fee to Cablevision of 3% of the gross proceeds from the sale of any cable television system. The Partnership's share of the disposition fee paid by Newport News in connection with the Newport News Sale was $1,467,000. See note 2.

     ACT 5 is also obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. In connection with the 1997 Sales Transactions, disposition fees of $2,778,000 were paid to Cablevision.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(6)  Commitments and Contingencies
     -----------------------------
     ACT 5 has contingent liabilities related to legal proceedings and other matters arising in the ordinary course of business. Although it is reasonably possible that ACT 5 may be required to make payments upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not have a material effect upon the Partnership's financial condition.

     The Partnership leases certain property and equipment under operating leases. The Partnership's lease expense aggregated $344,000, $539,000, and $502,000 in 1997, 1996 and 1995, respectively, including $82,000, $199,000 and $252,000 paid under pole rental agreements which are terminable on short notice by either party.

     Riverside's lease expense aggregated $214,000, $187,000 and $130,000, including $19,000, 25,000 and 18,000 paid under pole rental agreements in 1997, 1996 and 1995, respectively. Management expects that in the normal course of business, Riverside's leases that expire will be renewed or replaced by other leases.

     During 1997, TCI began a comprehensive review of its computer systems and related software to ensure systems properly recognize the Year 2000 and continue to process data. The systems being evaluated include all internal use software and those that manage the distribution of the Partnership's products. Additionally, TCI, in its capacity as the ultimate parent of the managing agent of the Partnership, has initiated formal communications with all of the Partnership's significant suppliers in determining the impact on the Partnership if those third parties fail to remediate their own Year 2000 issues.

     Over the past two years, TCI began an effort to convert a substantial portion of its financial applications to widely available Year 2000 compliant commercial products or to outsource portions of the financial applications to Year 2000 compliant vendors. Notwithstanding such effort, TCI is in the process of finalizing its assessment of the impact of Year 2000 on the Partnership. TCI is utilizing both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 compliance. To date, TCI has inventoried the Riverside System and is currently evaluating the results of such inventory. TCI expects certain portions of the Partnership's cable distribution plan will need to be modified or replaced, although TCI has not yet completed its assessment. Confirmations have been received from many of the Partnership's primary suppliers indicating they are either fully compliant or have plans in place to ensure compliance. As part of TCI's assessment of the Partnership's Year 2000 issue, it is evaluating the level of validation it will require of third parties to ensure their Year 2000 readiness. TCI's assessment of the Year 2000 date change should be complete by mid-1998.

     Management of TCI has not yet assessed the cost associated with the Partnership's Year 2000 compliance efforts and the related potential impact on the Partnership's net earnings. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Partnership's Year 2000 readiness will not have an adverse effect on the Partnership's financial position. Additionally, there can be no assurance that the systems of the Partnership's suppliers will be converted in time or that any such failure to convert by such third parties will not have an adverse effect on the Partnership's financial position.

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

     As of January 31, 1998, the following executive officers and directors of TCIV 5 operate IR-TCI:

          Name                                             Position
          ----                                             --------

Marvin Jones (1)                     Director and President of TCIV 5 since March 1996.  Appointed
----------------                     Executive Vice President and Chief Operating Officer of TCIC
Born September 11, 1937              in March of 1997. President of one of TCIC's cable groups from
                                     November 1996 to March 1997. Mr. Jones has performed consulting services in the cable television industry since December 1991.

Stephen M. Brett (1)                 Director of TCIV 5 since August 1995. Vice President and
--------------------                 Secretary of Cablevision and TCIV 5 since March 1992.
Born September 20, 1940              Appointed Executive Vice President of TCIC in October 1997 and
                                     has been General Counsel of TCIC since 1991; previously was
                                     Senior Vice President of TCIC from December 1991 until October
                                     1997; Executive Vice President, General Counsel and Secretary
                                     of TCI since January 1994.

Arthur C. Belanger (1)               Director of TCIV 5 since June 1996.  Prior  to his retirement
----------------------               in January 1992, Mr. Belanger was Executive Vice President and
Born November 23, 1925               Chief Operating Officer of United Artists Communications, Inc.

Paul F. Schonewolf (1)               Director of TCIV 5 since June 1996. Mr. Schonewolf is the
----------------------               President of Hamilton County/Gore Mt. Cable TV, Inc., a cable
Born February 9, 1937                company serving six upstate New York communities.  From 1987 to
                                     1993 he was President of Schomann Entertainment Corp., which owned and operated cable television companies in New York,
                                     Vermont, New Hampshire and Pennsylvania.  From 1986 to 1994 he
                                     was President of PFS Communications, a consulting company
                                     serving the cable television industry.


                                     III-1

          Name                                             Position
          ----                                             --------

Gary K. Bracken                      Vice President and Controller of Cablevision and TCIV 5 since
---------------                      March 1992.  Appointed Executive Vice President of TCIC in
Born July 29, 1939                   December 1997; appointed Senior Vice President of TCIC in
                                     December 1991.   Mr. Bracken has been Controller of TCIC since
                                     1969.  Was named Vice President and Principal Accounting
                                     Officer of TCIC in 1982.

Bernard W. Schotters                 Vice President and Treasurer of Cablevision and TCIV 5 since
--------------------                 March 1992.  Appointed Executive Vice President of TCIC in
Born November 24, 1944               January 1998 and Senior Vice President and Treasurer of TCI
                                     since October 1997.  Served as Senior Vice President-Finance and Treasurer of TCIC from December 1991 to January 1998;
                                     previously was Vice President-Finance of TCIC from 1984 to 1991.


     (1) Directors of TCIV 5 serve until their successors are appointed and qualified.


     There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

     During the past five years, none of the persons named above has had any involvement in such legal proceedings as would be material to an evaluation of that person's ability or integrity, except as noted above.

     Pursuant to section 16(a) of the Securities Exchange Act of 1934, as amended, the officers and directors of the General Partner are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers and directors are required by regulation of the Commission to furnish the Partnership with copies of all
Section 16(a) forms filed.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1997, all applicable filing requirements were complied with.


Item 11.  Executive Compensation.
--------  ----------------------

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to Cablevision and Presidio Cable IV Corp. ("PCC"). See "Certain Relationships and
                                                       -------------------------
Related Transactions" below.
--------------------

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

                                     III-2

Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

     The Partnership purchases programming services from affiliates of TCI. In 1997, the charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $3,647,000.

     Under a management agreement with Cablevision, the Partnership is charged a management fee of 6% of gross revenue, as defined in the management agreement (through January 17, 1996, 5-1/2% to Cablevision and 1/2% to PCC). Such fees aggregated $975,000 in 1997. Since ICC's withdrawal as general partner on January 17, 1996, Cablevision has received the entire 6% management fee. Cablevision is also reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $297,000 in 1997.

     Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the year ended December 31, 1997, Riverside's operating and administrative salaries and expenses aggregated $2,164,000.

     ACT 5 is also obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT
5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. In connection with the 1997 Sales Transactions, disposition fees of $2,778,000 were paid to Cablevision.

     At December 31, 1997, the Partnership owed $4,919,000 to TCIC and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.

                                     III-3

                                   PART IV.


Item 14.    Exhibits, Financial Statements and Financial Statement Schedules
----------  ----------------------------------------------------------------
            and Reports on Form 8-K.
            -----------------------

(a)(1)      Financial Statements                                Page
            --------------------                                ----

Included in Part II of this Report:

            Independent Auditors' Report                        II-12

            Balance Sheets, December 31, 1997 and 1996          II-13

            Statements of Operations,
               Years ended December 31, 1997, 1996 and 1995     II-15

            Statements of Partners' Equity,
               Years ended December 31, 1997, 1996 and 1995     II-16

            Statements of Cash Flows,
               Years ended December 31, 1997, 1996 and 1995     II-17

            Notes to Financial Statements,
               December 31, 1997, 1996 and 1995                 II-19

(a)(2)      Financial Statement Schedules
            -----------------------------
            All schedules are omitted as they are not required or are not applicable.

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

27 - Financial Data Schedule.


(b)  Reports on Form 8-K filed during the quarter ended December 31, 1997:

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

AMERICAN CABLE TV INVESTORS 5, LTD., A Colorado Limited Partnership
By:  IR-TCI PARTNERS V, L.P., Its General Partner

     By:  TCI VENTURES FIVE, INC., Its General Partner

         By:  /s/Marvin Jones         March 13, 1998
              ----------------------
              Marvin Jones
              President and Director - TCI Ventures Five, Inc.
              (Principal Executive Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                    Signature                                     Date
                    ---------                                     ----



        /s/ Marvin Jones                                     March 13, 1998
        ----------------------------------------------
        Marvin Jones
        President and Director - TCI Ventures Five, Inc.
        (Principal Executive Officer)



        /s/ Bernard W. Schotters                             March 13, 1998
        ----------------------------------------------
        Bernard W. Schotters
        Vice President and Treasurer - TCI Ventures Five, Inc.
        (Chief Financial Officer)



        /s/ Gary K. Bracken                                  March 13, 1998
        ----------------------------------------------
        Gary K. Bracken
        Vice President and Controller - TCI Ventures Five, Inc.
        (Principal Accounting Officer)



        /s/ Stephen M. Brett                                 March 13, 1998
        ----------------------------------------------
        Stephen M. Brett
        Vice President and Secretary and Director - TCI Ventures Five, Inc.

                    Signature                                     Date
                    ---------                                     ----


        /s/ Arthur C. Belanger                               March 13, 1998
        ----------------------------------------------
        Director - TCI Ventures Five, Inc.



        /s/ Paul F. Schonewolf                               March 13, 1998
        ----------------------------------------------
        Director - TCI Ventures Five, Inc.

                      AMERICAN CABLE TV INVESTORS 5, LTD.


                                 EXHIBIT INDEX
                                 -------------

The following exhibits are incorporated by reference (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

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

     Asset Purchase Agreement by and between American Cable TV Investors 5 Ltd.
       and Gans Multimedia Partnership dated as of November 27, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K filed February 11, 1997.

     Asset Purchase Agreement by and between American Cable TV Investors 5 Ltd.
       and Rifkin Acquisition Partners, L.L.L.P. dated as of November 29, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K filed February 11, 1997.

     Asset Purchase Agreement by and between American Cable TV Investors 5, Ltd.
       and Mediacom LLC dated as of December 24, 1996, incorporated by reference to the Partnership's Current Report on Form 8-K filed February 11, 1997.


27 - Financial Data Schedule.