Form 10-Q
period 1998-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1998-05-12
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended March 31, 1998

                                       OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
                      ----------------------------------
             (Exact name of Registrant as specified in its charter)


      State of Colorado                               84-1048934
    ----------------------                            ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


      5619 DTC Parkway
    Englewood, Colorado                                   80111
--------------------------                             -----------
(Address of principal executive offices)                (Zip Code)


      Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No
                                           -----        -----

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                  (unaudited)

                                  (see note 2)

                                                                    March 31,            December 31,
                                                                       1998                  1997
                                                               --------------------   -------------------
Assets                                                                    amounts in thousands
------
Cash and cash equivalents (note 4)                                    $10,162                17,711

Trade and other receivables, net of allowance for doubtful
 accounts                                                                 272                   409

Amounts due from related parties (note 5)                               3,320                    --

Property and equipment:
 Cable distribution systems                                            17,758                17,693
 Support equipment and buildings                                        1,436                 1,436
                                                                      -------               -------
                                                                       19,194                19,129
 Less accumulated depreciation                                         11,262                10,868
                                                                      -------               -------
                                                                        7,932                 8,261
                                                                      -------               -------

Franchise costs and other intangibles                                  24,649                24,649
 Less accumulated amortization                                         17,318                16,686
                                                                      -------               -------
                                                                        7,331                 7,963
                                                                      -------               -------

Funds held in escrow (note 2)                                           2,337                 2,337

Other assets, net of accumulated amortization                               5                   208
                                                                      -------               -------

                                                                      $31,359                36,889
                                                                      =======               =======

                                                                   (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets (continued)


                                                                  March 31,             December 31,
                                                                    1998                    1997
                                                               ---------------        ----------------
                                                                          amounts in thousands
Liabilities and Partners' Equity
--------------------------------
Accounts payable
                                                                    $     6                     14
Subscriber advance payments and converter deposits
                                                                         49                    107
Other liabilities
                                                                      2,768                  2,908
Amounts due to related parties (note 5)
                                                                         --                  4,919
                                                                    -------                 ------
   Total liabilities
                                                                      2,823                  7,948
                                                                    -------                 ------
Partners' equity (deficit):
 General partner
 Limited partners                                                    (3,016)                (3,012)
                                                                     31,552                 31,953
                                                                    -------                 ------
   Total partners' equity
                                                                     28,536                 28,941
Commitments and contingencies (notes 5 and 6)                       -------                 ------

                                                                    $31,359                 36,889
                                                                    =======                 ======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)

                                  (see note 2)

                                                                              Three months ended
                                                                                   March 31,
                                                                  -------------------------------------------
                                                                         1998                   1997
                                                                  -------------------   ---------------------
                                                                            amounts in thousands,
                                                                             except unit amounts
Revenue                                                                     $  2,227                   7,123

Operating costs and expenses:
 Programming (primarily from
   related parties - note 5)                                                     558                   1,554
 Operating (including allocations
   from related parties - note 5)                                                237                     728
 Selling, general and administrative (including charges and
   allocations from related parties - note 5)                                    729                   2,471
 Depreciation and amortization                                                 1,026                   3,295
                                                                            --------                 -------

     Total operating expenses                                                  2,550                   8,048
                                                                            --------                 -------

     Operating loss                                                             (323)                   (925)

Other income (expense):
 Interest expense                                                                 --                    (135)
 Interest income                                                                 120                      12
 Write-off of deferred loan costs                                               (202)                     --
                                                                            --------                 -------

     Net loss                                                               $   (405)                 (1,048)
                                                                            ========                 =======

Net loss per limited partnership unit ("Unit") (note 3)                     $  (2.00)                  (5.19)
                                                                            ========                 =======

Limited partnership units outstanding                                        200,005                 200,005
                                                                            ========                 =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1998

                                  (unaudited)

                                  (see note 2)


                                                          General            Limited
                                                          partner            partners            Total
                                                     ----------------   ----------------   ----------------
                                                                       amounts in thousands
Balance at January 1, 1998                                $(3,012)            31,953             28,941

 Net loss                                                      (4)              (401)              (405)
                                                          -------             ------             ------

Balance at March 31, 1998                                 $(3,016)            31,552             28,536
                                                          =======             ======             ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)

                                  (see note 2)

                                                                                Three months ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                              1998              1997
                                                                         ---------------   ---------------
                                                                               amounts in thousands
                                                                                   (see note 4)
Cash flows from operating activities:
 Net loss                                                                       $  (405)           (1,048)
 Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                                                 1,026             3,295
    Write-off of deferred loan costs                                                202                --
    Changes in operating assets and liabilities:
       Net change in receivables and other assets                                   137              (360)
       Net change in accounts payable, subscriber advance payments, converter deposits, other liabilities and amounts due to/from
        related parties                                                          (8,445)             (886)
                                                                                -------           -------



       Net cash provided by (used in) operating activities                       (7,485)            1,001
                                                                                -------           -------

Cash flows from investing activities:
 Capital expended for property and equipment                                        (53)             (213)
 Other investing activities                                                         (11)               --
                                                                                -------           -------

       Net cash used in investing activities                                        (64)             (213)
                                                                                -------           -------

Cash flows from financing activities:
 Borrowings of debt                                                                  --             1,000
 Repayments of debt                                                                  --              (500)
 Change in cash overdraft                                                            --              (755)
                                                                                -------           -------

       Net cash used in financing activities                                         --              (255)
                                                                                -------           -------
       Net change in cash and cash
        equivalents                                                              (7,549)              533

       Cash and cash equivalents:
         Beginning of period                                                     17,711             4,729
                                                                                -------           -------

         End of period                                                          $10,162             5,262
                                                                                =======           =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1998

                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------

     The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1997, the general partner of IR-TCI was TCI Ventures Five, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Certain amounts have been reclassified for comparability with the 1998 presentation.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


(2)  Asset Sales
     -----------

     On April 1, 1997, the Partnership sold the cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System will have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. During the three months ended March 31, 1997, the Partnership's financial statements included revenue from the Southern Tennessee System of $990,000.

     On April 16, 1997, the Partnership sold the cable television system located in and around St. Mary's County, Maryland (the "St. Mary's System") to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow (the "St. Mary's Escrow") and was subject to indemnifiable claims by Gans through April 15, 1998. ACT 5 has submitted its request for the release of the St. Mary's Escrow and anticipates that such escrow will be released to ACT 5 in the second quarter of 1998. During the three months ended March 31, 1997, the Partnership's financial statements included revenue from the St. Mary's System of $1,858,000.

     On June 24, 1997, the Partnership sold the cable television system located in and around lower Delaware (the "Lower Delaware System") to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims by Mediacom through June 23, 1998. During the three months ended March 31, 1997, the Partnership's financial statements included revenue from the Lower Delaware System of $2,219,000.

     The Southern Tennessee Sale, St. Mary's Sale and the Lower Delaware Sale are collectively referred to herein as the "1997 Sales Transactions." The 1997 Sales Transactions were approved by ACT 5's limited partners (the "Limited Partners") at a special meeting that occurred on March 26, 1997.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     The Partnership used proceeds from the 1997 Sales Transactions to pay disposition fees of $2,778,000 to Cablevision, repay debt and related accrued interest of $8,652,000, and make distributions to its General and Limited Partners during the third quarter of 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1,
     1997), respectively.  See notes 3 and 5.

     The Partnership owns and operates the cable television system located in and around Riverside, California ("Riverside" or the "Riverside System"). The Partnership is in negotiations with an unaffiliated third party (the "Potential Buyer") for the sale of the Riverside System (the "Proposed Riverside Sale"). The Proposed Riverside Sale is subject to the execution of a definitive purchase agreement, the satisfaction of various conditions and approvals, including approval of various governmental authorities and approval by the Limited Partners. There is no assurance that a definitive purchase agreement will be entered into or that the Proposed Riverside Sale will be consummated.

     In December 1997, TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, and the Potential Buyer signed a letter of intent to establish a joint venture that will combine multiple cable systems in southern California (the "Joint Venture"). Among those systems to be contributed by TCIC to the Joint Venture is the system serving customers in and around Redlands, California (the "Redlands System"). The Riverside System utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the establishment of the Joint Venture is consummated prior to the Proposed Riverside Sale, it is anticipated that the Riverside System would continue to use the office facilities, personnel and certain cable distribution assets of the Redlands System under similar terms and conditions as presently exist. In the event such an arrangement cannot be made with the Joint Venture, TCI has indicated that it would make such assets and resources available to the Riverside System. However, no assurance can be given that TCI's costs to provide facilities and personnel to the Riverside System would not be higher than the amounts currently charged to the Riverside System for such services. See note 5.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


(3)  Allocation of Net Earnings and Net Losses
     -----------------------------------------

     Net earnings and net losses shall be allocated 99% to the Limited Partners and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although ACT 5's September 1997 distributions of proceeds from the sales of certain of its cable television systems allowed Limited Partners to achieve Payback, Limited Partners have not yet received a 6% return on their aggregate contributions. Accordingly, amounts will continue to be allocated 99% to the Limited Partners and 1% to the General Partner until such 6% return has been achieved.

     Net loss per Unit is calculated by dividing net loss attributable to the Limited Partners by the number of Units outstanding during each period.

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At March 31, 1998, $6,947,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     Cash paid by the Partnership for interest was immaterial for the three months ended March 31, 1998 and $152,000 for the three months ended March 31, 1997.

(5)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of customers served by the Partnership, aggregated $553,000 and $1,499,000 during the three months ended March 31, 1998 and 1997, respectively.

     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $134,000 and $423,000 for the three months ended March 31, 1998 and 1997, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $33,000 and $103,000 for the three months ended March 31, 1998 and 1997, respectively.

     Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the three months ended March 31, 1998 and 1997, Riverside's operating and administrative salaries and expenses amounted to $583,000 and $508,000, respectively.

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

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

     Amounts due from related parties bear interest at variable rates (5.4% at March 31, 1998). Interest earned on amounts due from TCI and its affiliates was not significant for the three months ended March 31, 1998 and 1997, respectively.

(6)  Commitments and Contingencies
     -----------------------------

     On October 5, 1992, the United States Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission (the "FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, the Partnership's basic and tier service rates and its equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. Any rates for Regulated Services that exceeded the benchmarks were reduced as required by the 1993 and 1994 rate regulations. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


     The Partnership believes that it has complied in all material respects with the provisions of the 1992 Cable Act, including its rate setting provisions. However, the Partnership's rates for Regulated Services are subject to review by the FCC, if a complaint is filed by a customer, or the appropriate franchise authority, if such authority has been certified by the FCC to regulate rates. If, as a result of the review process, a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received.

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

     During the three months ended March 31, 1998, TCI continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Partnership's products. TCI is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

     As of March 31, 1998, TCI, in its capacity as the ultimate parent of the managing agent of the Partnership, had inventoried the Riverside System and began its assessment of the systems that will require remediation or replacement. Inventoried systems include TCI's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of the Partnership's products and other equipment and systems potentially impacted by the year 2000. Additionally, TCI continued to have formal communications with the Partnership's principal vendors to determine their year 2000 readiness.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


     TCI completed a preliminary assessment of its systems and related software that support its financial applications. For those financial systems and software which will continue to be utilized by the Partnership beyond the year 1999, TCI has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of TCI's financial applications that is utilized by the Partnership is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as TCI completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. TCI has completed an initial assessment of the Partnership's business systems, including networks, engineering systems, facilities and related software supporting the distribution of the Partnership's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of TCI anticipates that such systems will be remediated or replaced prior to the year 2000.

     Significant third party vendors whose systems are critical to the Partnership's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of TCI intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Partnership if such vendors fail to remediate their year 2000 issues.

     TCI's assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCI continues to evaluate the level of validation it will require of third party vendors to ensure their year 2000 readiness. Management of TCI has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Partnership's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Partnership's year 2000 readiness will not have an adverse effect on the Partnership's financial position. Additionally, there can be no assurance that the internal and external systems on which the Partnership relies will be converted in time or that any such failure to convert by the Partnership or other companies will not have an adverse effect on its financial position.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------


  The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Partnership's results of operations and financial condition. Reference should also be made to the Partnership's financial statements included herein.

  Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Partnership operates; uncertainties inherent in new business strategies, new product launches and development plans; rapid technological changes, the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Partnership's products and services and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Partnership expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Partnership's expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

  General
  -------

  Asset Sales. On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin, an unaffiliated third party, for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in the Southern Tennessee Escrow and was subject to indemnifiable claims made by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System.
Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System will have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

  On April 16, 1997, the Partnership sold the St. Mary's System to Gans, an unaffiliated third party, for an adjusted sales price of $30,547,000. Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price has been placed in escrow and was subject to indemnifiable claims made by Gans through April 15, 1998. ACT 5 has submitted its request for the release of the St. Mary's Escrow and anticipates that such escrow will be released to ACT 5 in the second quarter of 1998.

  On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom, an unaffiliated third party, for an adjusted sales price of $42,191,000. Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price has been placed in escrow and will be subject to indemnifiable claims made by Mediacom through June 23, 1998.

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

  The following table sets forth summary information with respect to the operating results of the cable systems which were sold pursuant to the 1997 Sales Transactions for the three months ended March 31, 1997 (amounts in thousands):

                Revenue                                $ 5,067
                Operating costs and expenses            (2,629)
                Depreciation and amortization           (2,403)
                                                       -------
                        Operating income               $    35
                                                       =======

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

        General (continued)
        -------------------

        For additional information on the 1997 Sales Transactions, see note 2 to the accompanying financial statements.

        Regulation.   The operation of the Riverside System is regulated at the
federal, state and local levels. The 1992 Cable Act and the Telecommunications Act of 1996 (the "Cable Acts") established rules under which the Riverside System's basic and tier service rates and its equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. At March 31, 1998, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

        During the three months ended March 31, 1998, approximately 71% of the Riverside System's revenue was derived from Regulated Services. As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

        Competition. Since 1992, most of Riverside's service areas have been subject to competition from a multi-channel multi-point distribution system ("MMDS") operator (the "California MMDS Operator"). Riverside is also subject to competition from providers of medium and high power direct broadcast satellite services. Although competition for customers in Riverside's service area has increased, the Partnership is unable to predict the future competitive effect on the Partnership's financial condition or results of operations. For additional information concerning the revenue and customer bases of Riverside, see "The Riverside System" below.

        The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside introduced digital video services during the third quarter of 1997. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred will be dependent upon the number of digital set-top devices required. The Riverside System did not have a significant number of customers who subscribed to digital video services at March 31, 1998, and therefore the capital costs incurred with the introduction of digital video services were not significant to the Riverside System for the three months ended March 31, 1998. However, the Riverside System plans to increase the number of customers who subscribe to digital video services.

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

        The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                                              March 31,        December 31,
                                                                1998              1997
                                                            -------------      -------------
         Basic Customers (1)                                    19.0               18.9
         Premium Subscriptions (1)(2)                           20.6               19.9
         Homes Passed                                           31.5               31.6

                                                                   Three months ended
                                                                        March 31,
                                                             ----------------------------
                                                                1998               1997
                                                              ------              -----

         Revenue (3)                                          $2,227              2,056
                                                              ======              =====

         Operating Cash Flow (4)                              $  948                766
                                                              ======              =====


        (1) From December 31, 1997 to March 31, 1998, Riverside experienced an increase of 700 premium subscriptions and 100 basic customers. Such increase in premium subscriptions is comprised of a 200 subscription increase in traditional premium subscriptions, a 300 subscription increase in STARZ! subscriptions and a 200 subscription increase in "ENCORE" subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $13.00 for other premium services. As described under "Competition" above, Riverside is subject to competition from the California MMDS Operator and providers of medium power and high power direct broadcast satellite services. The Partnership currently is unable to predict the future effect of such competition on Riverside's financial condition and results of operations.

        (2) A basic customer may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. In addition to competition, fluctuations in premium subscriptions may also result from the timing of promotional campaigns that involve the packaging of premium services at a lower per-unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, Riverside typically experiences reductions in the number of its premium subscriptions.

        (3) For additional information concerning Riverside's revenue, see "Material Changes in Results of Operations" below.
              -----------------------------------------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

     General (continued)
     -------------------

     (4) Operating income before depreciation, amortization, and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. Changes in Operating Cash Flow result from the net effect of the revenue and expense variances discussed in "Material Changes in Results of Operations"
                                  -----------------------------------------
          below. The amounts reflected in the table do not include allocations of certain indirect expenses of the Partnership and are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

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


     In December 1997, TCIC and the Potential Buyer signed a letter of intent to establish the Joint Venture. Among those systems to be contributed by TCIC to the Joint Venture is the Redlands System. The Riverside System utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the establishment of the Joint Venture is consummated prior to the Proposed Riverside Sale, it is anticipated that the Riverside System would continue to use the office facilities, personnel and certain cable distribution assets of the Redlands System under similar terms and conditions as presently exist. In the event such an arrangement cannot be made with the Joint Venture, TCI has indicated that it would make such assets and resources available to the Riverside System. However, no assurance can be given that TCI's costs to provide facilities and personnel to the Riverside System would not be higher than the amounts currently charged to the Riverside System for such services.

     Year 2000. During the three months ended March 31, 1998, TCI continued its enterprise-wide comprehensive review of its computer systems and related software to ensure systems properly recognize the year 2000 and continue to process business information. The systems being evaluated include all internal use software and devices and those systems and devices that manage the distribution of the Partnership's products. TCI is utilizing both internal and external resources to identify, correct or reprogram, and test systems for year 2000 readiness.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     General (continued)
     -------------------

     As of March 31, 1998, TCI, in its capacity as the ultimate parent of the managing agent of the Partnership, had inventoried the Riverside System and began its assessment of the systems that will require remediation or replacement. Inventoried systems include TCI's financial systems and related software, its business systems, data and voice networks, engineering systems and facilities and related software supporting the distribution of the Partnership's products and other equipment and systems potentially impacted by the year 2000. Additionally, TCI continued to have formal communications with the Partnership's principal vendors to determine their year 2000 readiness.

     TCI completed a preliminary assessment of its systems and related software that support its financial applications. For those financial systems and software which will continue to be utilized by the Partnership beyond the year 1999, TCI has tentatively concluded that such systems are capable of recognizing the year 2000 and therefore will not require material remediation or replacement. One of TCI's financial applications that is utilized by the Partnership is externally managed by a third party vendor and such financial application will be replaced with software provided by such vendor. No assurances can be given that as TCI completes its year 2000 assessment, additional internally managed systems will not be identified as requiring remediation or replacement. TCI has completed an initial assessment of the Partnership's business systems, including networks, engineering systems, facilities and related software supporting the distribution of the Partnership's products and has tentatively concluded that certain portions of those systems will require remediation or replacement. Although no assurance can be given, management of TCI anticipates that such systems will be remediated or replaced prior to the year 2000.

     Significant third party vendors whose systems are critical to the Partnership's cable operations have been identified and/or surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. Management of TCI intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Partnership if such vendors fail to remediate their year 2000 issues.

     TCI's assessment of the impact of the year 2000 date change should be complete by the end of 1998. TCI continues to evaluate the level of validation it will require of third party vendors to ensure their year 2000 readiness. Management of TCI has not yet determined the cost associated with its year 2000 readiness efforts and the related potential impact on the Partnership's results of operations. Amounts expended to date have not been material, although there can be no assurance that costs ultimately required to be paid to ensure the Partnership's year 2000 readiness will not have an adverse effect on the Partnership's financial position. Additionally, there can be no assurance that internal and external systems on which the Partnership relies will be converted in time or that any such failure to convert by the Partnership or other companies will not have an adverse effect on its financial position.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     Material Changes in Results of Operations
     -----------------------------------------

     The decreases in revenue, programming expense and other operating costs for the three months ended March 31, 1998, as compared to the corresponding prior year period, resulted primarily from the impact of the 1997 Sales Transactions. See "General" above.
     -------

     Revenue decreased $4,896,000 or 69% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Revenue for Riverside increased $171,000 or 8% for the three months ended March 31, 1998, as compared to the corresponding prior year period. The majority of such increase in revenue resulted from a $120,000 increase in basic revenue which was partially offset by a $38,000 decrease in premium revenue. Advertising sales and other revenue accounted for the remaining increase in revenue. Riverside experienced a 10% increase in its average basic rate, a less than 1% change in the number of average basic customers, a 10% decrease in its average premium rate, and a 2% decrease in the number of average premium subscriptions during the three months ended March 31, 1998, as compared to the corresponding prior year period. For additional information, see "General - The Riverside System"
                                              -------
and "General - Regulation" above.
     -------

     Programming expense decreased $996,000 or 64% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Programming expense for Riverside increased $38,000 or 7% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is due to higher programming rates. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect Riverside's future operating costs.

     Operating expenses decreased $491,000 or 67% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Operating expenses for Riverside increased $37,000 or 19% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is due to increased labor costs related to the hiring of additional installers associated with the Partnership's efforts to increase the number of customers who subscribe to digital video services.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

     Material Changes in Results of Operations (continued)
     -----------------------------------------------------

     Selling, general and administrative ("SG&A") expenses decreased $1,742,000 or 70% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. SG&A expense for Riverside decreased $95,000 or 13% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is due to cost reduction efforts in general and administrative costs implemented during 1997.

     Depreciation and amortization expense decreased $2,269,000 or 69% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Amortization expense for the 1998 period includes $92,000 attributable to the year ended December 31, 1997. Depreciation and amortization expense for Riverside increased $63,000 or 7% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is primarily attributable to capital expenditures.

     Other Income and Expense
     ------------------------

     Interest expense decreased $135,000 or 100% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such decrease is due to the Partnership's use of cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility and to terminate such facility during 1997.

     Interest income increased $108,000 or 900% for the three months ended March 31, 1998, as compared to the corresponding prior year period. Such increase is primarily due to cash and cash equivalents retained from the 1997 Sales Transactions.

     During the first quarter of 1998, the Partnership wrote off $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

     Material Changes in Financial Condition
     ---------------------------------------

     As previously described under "General - Asset Sales," pursuant to the 1997
                                    -------
Sales Transactions, $2,337,000 of the combined sales price of the 1997 Sales Transactions has been placed in escrow and will be subject to indemnifiable claims during 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System.
Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System will have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. It is anticipated that any escrowed amounts not used to satisfy the aforementioned claim or any additional claims will be released to the Partnership during 1998.

     As previously described under "General - Asset Sales," the Partnership is
                                    -------
in negotiations with the Potential Buyer for the sale of the Riverside System. In the event that the Proposed Riverside Sale is consummated, the Partnership anticipates that it would use the available net cash proceeds to satisfy its liabilities, including any amounts due TCIC, and make distributions to the Partnership's partners.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

     Material Changes in Financial Condition (continued)
     ---------------------------------------------------

     The Partnership's other liabilities represent unclaimed distribution checks to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

     During the three months ended March 31, 1998, the Partnership used cash on hand to fund operating and investing activities of $7,485,000 and $64,000, respectively. See the Partnership's statements of cash flows included in the accompanying financial statements.

     The Partnership estimates that during 1998 it will spend approximately $1.9 million for capital expenditures related to Riverside, of which $1.4 million relates to digital video services. The estimated digital video services capital expenditures are based upon the achievement of a target level of new customers to such services, and therefore the estimate of capital expenditures will fluctuate based on the actual number of new customers which subscribe to digital video services. Additionally, such estimated amounts assume a full year of capital expenditures for Riverside and that no significant technological improvements will be implemented to the Riverside System. See related discussion under "General - Competition" and "General - The Riverside System".
                  -------                     -------

     The Partnership anticipates that cash on hand and any cash released from amounts held in escrow will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under

"General - Competition"), and meet its other liquidity requirements.
--------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION

Item 5.  Other Information
------   -----------------

         During 1998, the Partnership has received a high volume of requests for the transfer of the Partnership's limited partner units ("Units"). In order to maintain ACT 5's partnership status for federal income tax purposes, no more than 5% of the Units can be transferred in any one tax year. Effective February 27, 1998, the 5% threshold has been met. Accordingly, transfer requests will not be processed for the remainder of 1998.

Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

     (a) Exhibits:

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended March 31, 1998:

         None.

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

                                   AMERICAN CABLE TV INVESTORS 5, LTD.
                                   (A Colorado Limited Partnership)

                                   By:   IR-TCI PARTNERS V, L.P.,
                                         Its General Partner

                                   By:   TCI VENTURES FIVE, INC.,
                                         A General Partner



Date:     May 11, 1998             By:   /s/ Gary K. Bracken
                                         ------------------------
                                         Gary K. Bracken
                                         Vice President and Controller
                                         (Principal Accounting Officer)