Form 10-Q
period 1998-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1998-08-12
CIK 810963

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1998

                                      OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD
-------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


        State of Colorado                               84-1048934
----------------------------------          ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


         5619 DTC Parkway
        Englewood, Colorado                                80111
-----------------------------------         ------------------------------------
(Address of principal executive                          (Zip Code)
  offices)


      Registrant's telephone number, including area code:  (303) 267-5500


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X       No _____
                                           -----

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                                Balance Sheets

                                  (unaudited)

                                 (see note 2)

                                                                          June 30,            December 31,
                                                                            1998                 1997
                                                                    --------------------  -------------------
Assets                                                                         amounts in thousands
------

Cash and cash equivalents (note 4)                                    $       10,115                 17,711

Trade and other receivables, net of allowance for doubtful
 accounts                                                                        219                    409

Amounts due from related parties (note 5)                                      5,116                     --

Property and equipment:
 Cable distribution systems                                                   17,901                 17,693
 Support equipment and buildings                                               1,436                  1,436
                                                                      --------------         --------------
                                                                              19,337                 19,129
 Less accumulated depreciation                                                11,643                 10,868
                                                                      --------------         --------------
                                                                               7,694                  8,261
                                                                      --------------         --------------

Franchise costs and other intangibles                                         24,649                 24,649
 Less accumulated amortization                                                17,859                 16,686
                                                                      --------------         --------------
                                                                               6,790                  7,963
                                                                      --------------         --------------

Funds held in escrow (note 2)                                                  1,571                  2,337

Other assets, net of accumulated amortization                                      5                    208
                                                                      --------------         --------------

                                                                      $       31,510                 36,889
                                                                      ==============         ==============

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                          Balance Sheets (continued)

                                                      June 30,     December 31,
                                                        1998           1997
                                                      --------     ------------
                                                         amounts in thousands
Liabilities and Partners' Equity
--------------------------------

Cash overdraft                                        $    310           --

Accounts payable                                             2           14

Subscriber advance payments and converter deposits          46          107

Other liabilities                                        2,627        2,908

Amounts due to related parties (note 5)                     --        4,919
                                                      --------     --------

   Total liabilities                                     2,985        7,948
                                                      --------     --------
Partners' equity (deficit):
 General partner                                        (3,016)      (3,012)
 Limited partners                                       31,541       31,953
                                                      --------     --------

   Total partners' equity                               28,525       28,941
                                                      --------     --------

Commitments and contingencies (notes 2, 5 and 6)

                                                      $ 31,510       36,889
                                                      ========     ========


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                           Statements of Operations

                                  (unaudited)

                                 (see note 2)

                                                          Three months ended                    Six months ended
                                                               June 30,                             June 30,
                                                  -----------------------------------  ----------------------------------
                                                        1998               1997              1998              1997
                                                  -----------------  ----------------  ----------------  ----------------
                                                                       amounts in thousands,
                                                                        except unit amounts


Revenue                                            $       2,311             4,744             4,538            11,867

Operating costs and expenses:
 Programming (primarily from related parties
  - note 5)                                                  552               993             1,110             2,547

 Operating (including allocations from
  related parties - note 5)                                  259               651               496             1,379

 Selling, general and administrative
  (including charges from related parties -
  note 5)                                                    787             2,306             1,516             4,777

 Depreciation and amortization                               943             1,864             1,969             5,159
                                                   -------------     -------------     -------------     -------------

     Total operating expenses                              2,541             5,814             5,091            13,862
                                                   -------------     -------------     -------------     -------------

     Operating loss                                         (230)           (1,070)             (553)           (1,995)

Other income (expense):
 Interest expense                                             --                --                --              (135)
 Interest income (notes 2 and 5)                             219               567               339               579
 Write-off of deferred loan costs                             --                --              (202)               --
 Gain on sale of cable television systems
  (note 2)                                                    --            45,272                --            45,272
                                                   -------------     -------------     -------------     -------------

     Net earnings (loss)                           $         (11)           44,769              (416)           43,721
                                                   =============     =============     =============     =============

Net earnings (loss) per limited partnership
 unit ("Unit") (note 3)                            $        (.05)           221.60             (2.06)           216.41
                                                   =============     =============     =============     =============

Limited partnership units outstanding                    200,005           200,005           200,005           200,005
                                                   =============     =============     =============     =============



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                        Six months ended June 30, 1998

                                  (unaudited)

                                 (see note 2)


                                       General    Limited
                                       partner    partners      Total
                                      ---------   --------     -------
                                             amounts in thousands

Balance at January 1, 1998            $ (3,012)     31,953      28,941

 Net loss                                   (4)       (412)       (416)
                                      --------    --------     -------

Balance at June 30, 1998              $ (3,016)     31,541      28,525
                                      ========    ========     =======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Statements of Cash Flows
                                  (unaudited)

                                 (see note 2)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                --------------------------------
                                                                                     1998             1997
                                                                                ---------------  ---------------
                                                                                     amounts in thousands
                                                                                         (see note 4)

Cash flows from operating activities:
 Net earnings (loss)                                                             $        (416)           43,721
 Adjustments to reconcile net earnings (loss) to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                        1,969             5,159
    Write-off of deferred loan costs                                                       202                --
    Gain on sale of cable television systems                                                --           (45,272)
    Changes in operating assets and liabilities:
       Net change in receivables and other assets                                          190              (361)
       Net change in accounts payable, subscriber advance payments and converter deposits, other liabilities and amounts due to
        related parties                                                                (10,389)              (16)
                                                                                 -------------     -------------

       Net cash provided by (used in) operating activities                              (8,444)            3,231
                                                                                 -------------     -------------

Cash flows from investing activities:
 Capital expended for property and equipment                                              (237)             (825)
 Proceeds from sale of cable television systems, net of disposition
  fees                                                                                     766            87,491
 Other investing activities                                                                  9                (3)
                                                                                 -------------     -------------

       Net cash provided by investing activities                                           538            86,663
                                                                                 -------------     -------------

Cash flows from financing activities:
 Repayments of debt                                                                         --             1,000
 Borrowings of debt                                                                         --            (8,500)
 Change in cash overdraft                                                                  310              (978)
                                                                                 -------------     -------------

       Net cash provided by (used in) financing activities                                 310            (8,478)
                                                                                 -------------     -------------

       Net change in cash and cash
        equivalents                                                                     (7,596)           81,416

       Cash and cash equivalents:
         Beginning of period                                                            17,711             4,729
                                                                                 -------------     -------------

         End of period                                                           $      10,115            86,145
                                                                                 =============     =============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1998

                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------

     The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1997 Annual Report on Form 10-K.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. Since January 1997, the general partner of IR-TCI has been TCI Ventures Five, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


(2)  Asset Sales
     -----------

     On April 1, 1997, the Partnership sold the cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. During the six months ended June 30, 1997, the Partnership's financial statements included revenue from the Southern Tennessee System of $995,000.

     On April 16, 1997, the Partnership sold the cable television system located in and around St. Mary's County, Maryland (the "St. Mary's System") to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price was placed in escrow (the "St. Mary's Escrow") and was subject to indemnifiable claims by Gans through April 15, 1998. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998. ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow. During the six months ended June 30, 1997, the Partnership's financial statements included revenue from the St. Mary's System of $2,166,000.

     On June 24, 1997, the Partnership sold the cable television system located in and around lower Delaware (the "Lower Delaware System") to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow (the "Lower Delaware Escrow") and was subject to indemnifiable claims by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 subsequent to June 30, 1998. During the six months ended June 30, 1997, the Partnership's financial statements included revenue from the Lower Delaware System of $4,462,000.

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

     In the event that the Proposed Riverside Sale is not consummated, it is currently the General Partner's intention to seek a substitute buyer for the Riverside System. There is no assurance that the General Partner could arrange for a substitute sale transaction for the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the General Partner's efforts in arranging a substitute sale transaction prove to be unsuccessful, the General Partner would continue to operate the Riverside System.

     TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, and the Potential Buyer have signed a letter of intent to establish a joint venture that will combine multiple cable television systems in Southern California (the "Joint Venture"). Among those systems to be contributed to the Joint Venture by TCIC is the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. If the Riverside System were to be sold to the Potential Buyer, it is anticipated that the Potential Buyer would contribute the Riverside System to the Joint Venture. In the event that the Joint Venture is consummated prior to the Proposed Riverside Sale, or the Joint Venture is consummated and the Proposed Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Proposed Riverside Sale, Cablevision may engage the Joint Venture to perform all or any portion of the day to day management of the Riverside System.

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

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At June 30, 1998, $7,746,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     Cash paid by the Partnership for interest was immaterial for the six months ended June 30, 1998 and $152,000 for the six months ended June 30, 1997.

(5)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of customers served by the Partnership, aggregated $1,102,000 and $2,547,000 during the six months ended June 30, 1998 and 1997, respectively.

     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $272,000 and $766,000 for the six months ended June 30, 1998 and 1997, respectively.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $99,000 and $205,000 for the six months ended June 30, 1998 and 1997, respectively.

     Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the six months ended June 30, 1998 and 1997, Riverside's operating and administrative salaries and expenses amounted to $1,123,000 and $1,065,000, respectively.

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

     Amounts due from related parties bear interest at variable rates (5.6% at June 30, 1998). Interest earned on amounts due from TCI and its affiliates was $54,000 during the six months ended June 30, 1998 and was not significant during the six months ended June 30, 1997.

(6)  Commitments and Contingencies
     -----------------------------

     On October 5, 1992, the United States Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). In 1993 and 1994, the Federal Communications Commission (the "FCC") adopted certain rate regulations required by the 1992 Cable Act and imposed a moratorium on certain rate increases. As a result of such actions, basic and tier service rates and equipment and installation charges (the "Regulated Services") are subject to the jurisdiction of local franchising authorities and the FCC, if a complaint is filed or if the appropriate franchise authority is certified. Basic and tier service rates are evaluated against competitive benchmark rates as published by the FCC, and equipment and installation charges are based on actual costs. If a system cannot substantiate its rates, it could be required to retroactively reduce its rates to the appropriate benchmark and refund the excess portion of rates received. The rate regulations do not apply to the relatively few systems which are subject to "effective competition" or to services offered on an individual service basis, such as premium movie and pay-per-view services.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     At June 30, 1998, none of the Riverside System's franchise areas were subject to the above described rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

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

     During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems, equipment and related software to ensure they properly recognize, process and store business information. The computer systems, equipment and software being evaluated include systems which are integral to the distribution of the Partnership's products and services, systems that support operations of the Partnership and protect its assets, and all internal use software. TCI is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management, to identify and remediate or replace systems for year 2000 readiness.

     During the six months ended June 30, 1998, TCI, in its capacity as the ultimate parent of the managing agent of the Partnership, began the process of testing and replacing or remediating critical components of the Partnership's cable systems' headend equipment. Although no assurance can be given, TCI expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TCI began the process of remediating systems that control the commercial advertising in the Partnership's cable operations. Although no assurance can be given, those remediation efforts should be complete by mid-1999. The Partnership's business and financial systems and software which will continue to be utilized by the Partnership beyond the year 1999 will be capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

     Significant third party vendors whose systems are critical to the Partnership's cable operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to become ready. During the six months ended June 30, 1998, TCI completed an independent assessment of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software should be compliant by the end of 1998. Also, TCI has developed and initiated a plan with key suppliers who provide systems which are integral to the distribution of the Partnership's products to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     Management of TCI intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Partnership if such vendors fail to remediate their year 2000 issues. TCI continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness.

     Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. As of June 30, 1998, the Partnership's share of such cost elements has not been determined. Although there can be no assurance, TCI anticipates that the costs ultimately required to be paid to ensure the Partnership's year 2000 readiness will not have a material adverse effect on the Partnership's financial position, results of operations or cash flows. However, there can be no assurance that the Partnership's systems or the systems of other companies on which the Partnership relies will be converted in time or that any such failure to convert by the Partnership or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

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

    Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Partnership operates; uncertainties inherent in new business strategies, uncertainties inherent in the Partnership's year 2000 remediation efforts, new product launches and development plans; rapid technological changes, the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Partnership's products and services and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Partnership expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Partnership's expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

    General
    -------

    Asset Sales. On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin, an unaffiliated third party, for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price has been placed in the Southern Tennessee Escrow and was subject to indemnifiable claims made by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System.
Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

    On April 16, 1997, the Partnership sold the St. Mary's System to Gans, an unaffiliated third party, for an adjusted sales price of $30,547,000. Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price was placed in escrow and was subject to indemnifiable claims made by Gans through April 15, 1998. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998. ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow.

    On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom, an unaffiliated third party, for an adjusted sales price of $42,191,000. Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow and was subject to indemnifiable claims made by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 subsequent to June 30, 1998.

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

    The following table sets forth summary information with respect to the operating results of the cable systems which were sold pursuant to the 1997 Sales Transactions for the six months ended June 30, 1997 (amounts in thousands):


             Revenue                                $ 7,623
             Operating costs and expenses            (4,620)
             Depreciation and amortization           (3,104)
                                                    -------
                Operating loss                      $  (101)
                                                    =======

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

        General (continued)
        -------------------

        For additional information on the 1997 Sales Transactions, see note 2 to the accompanying financial statements.

        Regulation.   The operation of the Riverside System is regulated at the
federal, state and local levels. The 1992 Cable Act and the Telecommunications Act of 1996 (the "Cable Acts") established rules under which the Riverside System's Regulated Services are regulated if a complaint is filed or if the appropriate franchise authority is certified. At June 30, 1998, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

        During the six months ended June 30, 1998, approximately 71% of the Riverside System's revenue was derived from Regulated Services. As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

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

        The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside introduced digital video services during the third quarter of 1997. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred will be dependent upon the number of digital set-top devices required. The Riverside System did not have a significant number of customers who subscribed to digital video services at June 30, 1998, and therefore the capital costs incurred with the introduction of digital video services were not significant to the Riverside System for the six months ended June 30, 1998. However, the Riverside System plans to increase the number of customers who subscribe to digital video services.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     The Partnership has no specific plans with respect to more extensive advancements or improvements that would include the replacement of coaxial trunk cable with fiber optic cable. The Partnership would not proceed with the implementation of any significant technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements.

     The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):


                                        June 30,            June 30,
                                          1998                1997
                                   ----------------      ----------------

     Basic Customers (1)                  19.1                18.9
     Premium Subscriptions (1)(2)         21.0                18.3

                                               Six months ended
                                                    June 30,
                                         -----------------------------
                                           1998                 1997
                                         --------             --------

     Revenue (3)                         $  4,538                4,241
                                         ========             ========

     Operating Cash Flow (4)             $  1,787                1,722
                                         ========             ========


    (1) From June 30, 1997 to June 30, 1998, Riverside experienced an increase of 2,700 premium subscriptions and 200 basic customers. Such increase in premium subscriptions is comprised of a 600 subscription increase in traditional premium subscriptions, an 1,100 subscription increase in "STARZ!" subscriptions, an 800 subscription increase in "ENCORE" subscriptions and a 200 subscription increase in "DMX" subscribers. The monthly charge for "ENCORE" and "STARZ!", which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $13.00 for other premium services. As described under "Competition" above, Riverside is subject to competition from the California MMDS Operator and providers of medium power and high power direct broadcast satellite services. The Partnership currently is unable to predict the future effect of such competition on Riverside's financial condition and results of operations.

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

    (3)   For additional information concerning Riverside's revenue, see

          "Material Changes in Results of Operations" below.
          -------------------------------------------

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

     At June 30, 1998, the Riverside System passed approximately 31,500 homes.

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

     In the event that the Proposed Riverside Sale is not consummated, it is currently the General Partner's intention to seek a substitute buyer for the Riverside System. There is no assurance that the General Partner could arrange for a substitute sale transaction for the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the General Partner's efforts in arranging a substitute sale transaction prove to be unsuccessful, the General Partner would continue to operate the Riverside System.

     TCI Communications, Inc., a subsidiary of TCI, and the Potential Buyer have signed a letter of intent to establish the Joint Venture. Among those systems to be contributed to the Joint Venture by TCIC is the Redlands System. The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. If the Riverside System were to be sold to the Potential Buyer, it is anticipated that the Potential Buyer would contribute the Riverside System to the Joint Venture. In the event that the Joint Venture is consummated prior to the Proposed Riverside Sale, or the Joint Venture is consummated and the Proposed Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Proposed Riverside Sale, Cablevision may engage the Joint Venture to perform all or any portion of the day to day management of the Riverside System.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     During the six months ended June 30, 1998, TCI continued its enterprise-wide comprehensive efforts to review and correct computer systems and related software to ensure they properly recognize, process and store business information. The computer systems and software being evaluated include systems that manage the distribution of the Partnership's products, systems that support operations of the Partnership and protect its assets, and all internal use software. TCI is utilizing both internal and external resources, including the establishment of a year 2000 enterprise program management office accountable to TCI's executive management, to identify, remediate, and replace systems for year 2000 readiness.

     During the six months ended June 30, 1998, TCI, in its capacity as the ultimate parent of the managing agent of the Partnership, began the process of testing and replacing or remediating critical components of the Partnership's cable systems' headend equipment. Although no assurance can be given, TCI expects to conclude such testing by December 1998 with replacement or remediation completed by the end of the first quarter of 1999. Also, TCI began the process of remediating systems that control the commercial advertising of the Partnership's cable operations. Although no assurance can be given, those remediation efforts should be complete by mid-1999. The Partnership's business and financial systems and software which will continue to be utilized by the Partnership beyond the year 1999 are capable of recognizing the year 2000 and therefore should not require material remediation or replacement.

     Significant third party vendors whose systems are critical to the Partnership's cable operations have been identified and surveyed and confirmations from such parties have been received indicating that they are either year 2000 ready or have plans in place to ensure readiness. During the six months ended June 30, 1998, TCI completed an independent audit of a key financial application externally managed by a third party vendor and determined that such vendor's systems and software will be compliant by the end of 1998. Also, TCI has developed and initiated a plan with key suppliers who provide systems that manage the distribution of the Partnership's products to upgrade or replace non-year 2000 compliant systems on a product-by-product and site-by-site basis by mid-1999.

     Management of TCI intends to have further communication with primary vendors identified as having systems that are not year 2000 compliant to assess those vendors' plans for remediating their own year 2000 issues and to assess the impact on the Partnership if such vendors fail to remediate their year 2000 issues. TCI continues to evaluate the level of validation it will require of third parties to ensure their year 2000 readiness.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     Management of TCI has not yet determined the full cost associated with its year 2000 readiness efforts and the related potential impact on TCI's financial position, results of operations or cash flows but has identified certain cost elements that, in the aggregate, are not expected to be less than $63 million, which includes $3 million of program management expenses incurred during the six months ended June 30, 1998. As of June 30, 1998, the Partnership's share of such cost elements has not been determined. Although there can be no assurance, TCI anticipates that the costs ultimately required to be paid to ensure the Partnership's year 2000 readiness will not have a material adverse effect on the Partnership's financial position, results of operations or cash flows. Additionally, there can be no assurance that the Partnership's systems or the systems of other companies on which the Partnership relies will be converted in time or that any such failure to convert by the Partnership or other companies will not have a material adverse effect on its financial position, results of operations or cash flows.

     Material Changes in Results of Operations
     -----------------------------------------

     The decreases in revenue, programming expense and other operating costs for the six months ended June 30, 1998, as compared to the corresponding prior year period, resulted primarily from the impact of the 1997 Sales Transactions. See "General" above.
 -------

     Revenue decreased $7,329,000 or 62% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Revenue for Riverside increased $297,000 or 7% for the six months ended June 30, 1998, as compared to the corresponding prior year period. The majority of such increase in revenue resulted from a $254,000 increase in basic revenue which was partially offset by a $82,000 decrease in premium revenue. Advertising sales and other revenue accounted for the remaining increase in revenue. Riverside experienced a 10% increase in its average basic rate, a less than 1% change in the number of average basic customers, a 13% decrease in its average premium rate, and a 3% increase in the number of average premium subscriptions during the six months ended June 30, 1998, as compared to the corresponding prior year period. For additional information, see "General - The Riverside System" and
                                          -------
"General - Regulation" above.
--------

     Programming expense decreased $1,437,000 or 56% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Programming expense for Riverside remained relatively consistent during the six month period ended June 30, 1998, as compared to the corresponding prior year period. The Partnership cannot determine whether and to what extent increases in the cost of programming will affect Riverside's future operating costs.

     Operating expenses decreased $883,000 or 64% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Operating expenses for Riverside increased $109,000 or 28% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such increase is primarily due to increased labor costs related to the hiring of additional installers in conjunction with the Partnership's efforts to increase the number of customers who subscribe to digital video services.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     Material Changes in Results of Operations (continued)
     -----------------------------------------------------

     Selling, general and administrative ("SG&A") expenses decreased $3,261,000 or 68% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. SG&A expense for Riverside increased $27,000 or 2% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such increase is primarily due to increased costs relating to the launch of digital products and other initiatives.

     Depreciation and amortization expense decreased $3,190,000 or 62% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Amortization expense for the 1998 period includes $92,000 attributable to the year ended December 31, 1997. Depreciation and amortization expense for Riverside increased $140,000 or 8% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such increase is primarily attributable to capital expenditures.

     Other Income and Expense
     ------------------------

     Interest expense decreased $135,000 or 100% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such decrease is due to the Partnership's use of cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility and to terminate such facility during 1997.

     Interest income decreased $240,000 or 41% for the six months ended June 30, 1998, as compared to the corresponding prior year period. Such decrease is due to a decrease in the average balance of the Partnership's cash and cash equivalents. Additionally, ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow during the second quarter of 1998.

     During the first quarter of 1998, the Partnership wrote off $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

     Material Changes in Financial Condition
     ---------------------------------------

     As previously described under "General - Asset Sales," pursuant to the 1997
                                    -------
Sales Transactions, $2,337,000 of the combined sales price of the 1997 Sales Transactions was placed in escrow and was subject to indemnifiable claims for up to one year following consummation of the applicable 1997 Sales Transactions. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998 and the Lower Delaware Escrow was released to ACT 5 subsequent to June 30,1998. Prior to its release, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

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

     During the six months ended June 30, 1998, the Partnership used cash on hand of $7,596,000 and cash provided by investing and financing activities of $538,000 and $310,000, respectively, to fund operating activities of $8,444,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

     The Partnership estimates that during 1998 it will spend approximately $1.4 million for capital expenditures related to Riverside, of which $940,000 relates to digital video services. The estimated digital video services capital expenditures are based upon the achievement of a target level of new customers to such services, and therefore the estimate of capital expenditures will fluctuate based on the actual number of new customers which subscribe to digital video services. Additionally, such estimated amounts assume a full year of capital expenditures for Riverside and that no significant technological improvements will be implemented to the Riverside System. See related discussion under "General - Competition" and "General - The Riverside System".
                  -------                     -------

     The Partnership anticipates that cash on hand and any cash released from amounts held in escrow will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General - Competition"), and meet its other liquidity requirements.
--------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


PART II - OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K
------       --------------------------------

      (a)    Exhibits:

             (27) Financial Data Schedule

      (b)    Reports on Form 8-K filed during the quarter ended June 30, 1998:

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


                                  AMERICAN CABLE TV INVESTORS 5, LTD.
                                  (A Colorado Limited Partnership)

                                  By:    IR-TCI PARTNERS V, L.P.,
                                         Its General Partner

                                  By:    TCI VENTURES FIVE, INC.,
                                         A General Partner



Date:    August 12, 1998         By:     /s/ Ann M. Koets
                                         -----------------------------
                                         Ann M. Koets
                                         Vice President