Form 10-Q
period 1998-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1998-11-12
CIK 810963

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended September 30, 1998

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


       State of Colorado                                 84-1048934
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


       5619 DTC Parkway
       Englewood, Colorado                                 80111
-------------------------------             ------------------------------------
    (Address of principal                                (Zip Code)
       executive offices)



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

                                Balance Sheets

                                 (unaudited)

                                 (see note 2)


                                                    September 30,   December 31,
                                                       1998             1997
                                                    -------------   ------------
Assets                                                  amounts in thousands
------

Cash and cash equivalents (note 4)                         $6,639         17,711

Trade and other receivables, net of allowance for
 doubtful accounts                                            253            409

Amounts due from related parties (note 5)                   7,927             --

Property and equipment:
 Cable distribution systems                                18,307         17,693
 Support equipment and buildings                            1,583          1,436
                                                    -------------   ------------
                                                           19,890         19,129
 Less accumulated depreciation                             11,917         10,868
                                                    -------------   ------------
                                                            7,973          8,261
                                                    -------------   ------------

Franchise costs and other intangibles                      24,649         24,649
 Less accumulated amortization                             18,509         16,686
                                                    -------------   ------------
                                                            6,140          7,963
                                                    -------------   ------------

Funds held in escrow (note 2)                                 494          2,337

Other assets, net of accumulated amortization                   5            208
                                                    -------------   ------------

                                                          $29,431         36,889
                                                    =============   ============

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets (continued)


                                                September 30,     December 31,
                                                    1998              1997
                                                -------------     ------------
                                                     amounts in thousands
 Liabilities and Partners' Equity
--------------------------------

Accounts payable                                $           9               14

Subscriber advance payments and converter
 deposits                                                  44              107

Other liabilities                                         803            2,908

Amounts due to related parties (note 5)                    --            4,919
                                                -------------     ------------

   Total liabilities                                      856            7,948
                                                -------------     ------------
Partners' equity (deficit):
 General partner                                       (3,016)          (3,012)
 Limited partners                                      31,591           31,953
                                                -------------     ------------

   Total partners' equity                              28,575           28,941
                                                -------------     ------------

Commitments and contingencies (notes 2,
 5, 6 and 7)
                                                $      29,431           36,889
                                                =============     ============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                           Statements of Operations

                                  (unaudited)

                                 (see note 2)

                                                 Three months ended              Nine months ended
                                                    September 30,                  September 30,
                                            -----------------------------  -----------------------------
                                                 1998            1997            1998            1997
                                            ---------------  ------------  --------------  -------------
                                                              amounts in thousands,
                                                               except unit amounts
Revenue                                            $  2,399         2,163           6,937         14,030

Operating costs and expenses:
 Programming (primarily from
  related parties - note 5)                             542           500           1,652          3,047
 Operating (including allocations
  from related parties - note 5)                        238           170             734          1,549
 Selling, general and administrative
  (including charges from related
  parties -  note 5)                                    890           807           2,406          5,150
 Depreciation and amortization                          925           948           2,894          6,107
                                            ---------------  ------------  --------------  -------------

     Total operating expenses                         2,595         2,425           7,686         15,853
                                            ---------------  ------------  --------------  -------------

     Operating loss                                    (196)         (262)           (749)        (1,823)

Other income (expense):
 Interest expense                                        --            --              --           (135)
 Interest income (notes 2 and 5)                        246         1,140             585          1,719
 Write-off of deferred loan costs                        --            --            (202)            --
 Gain (adjustment to gain) on sale
  of cable television systems
  (note 2)                                               --          (463)             --         44,375
                                            ---------------  ------------  --------------  -------------

     Net earnings (loss)                    $            50           415            (366)        44,136
                                            ===============  ============  ==============  =============

Net earnings (loss) per limited
 partnership unit ("Unit") (note 3)         $          0.25          2.05           (1.81)        218.47
                                            ===============  ============  ==============  =============
Limited partnership units
 outstanding                                        200,005       200,005         200,005        200,005
                                            ===============  ============  ==============  =============

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                     Nine months ended September 30, 1998

                                  (unaudited)

                                 (see note 2)


                                        General    Limited
                                        partner    partners    Total
                                       ---------  ----------  -------
                                            amounts in thousands

Balance at January 1, 1998             $  (3,012)     31,953   28,941

 Net loss                                     (4)       (362)    (366)
                                       ---------  ----------  -------

Balance at September 30, 1998          $  (3,016)     31,591   28,575
                                       =========  ==========  =======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)

                              (see notes 2 and 4)

                                                                       Nine months ended
                                                                         September 30,
                                                                  ---------------------------
                                                                      1998           1997
                                                                  -----------      ----------
                                                                     amounts in thousands
Cash flows from operating activities:
 Net earnings (loss)                                              $      (366)         44,136
 Adjustments to reconcile net earnings (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                       2,894           6,107
    Write-off of deferred loan costs                                      202              --
    Gain on sale of cable television systems                               --         (44,375)
    Changes in operating assets and liabilities:
       Net change in receivables and other assets                         156              57
       Net change in accounts payable, subscriber
        advance payments and converter deposits,
        other liabilities and amounts due to/from
        related parties                                               (15,019)            832
                                                                  -----------      ----------
       Net cash provided by (used in) operating
        activities                                                    (12,133)          6,757
                                                                  -----------      ----------
Cash flows from investing activities:
 Capital expended for property and equipment                             (709)         (1,031)
 Proceeds from sale of cable television systems, net of
   disposition fees                                                     1,843          87,270
 Other investing activities                                               (73)             21
                                                                  -----------      ----------
       Net cash provided by investing activities                        1,061          86,260
                                                                  -----------      ----------
Cash flows from financing activities:
 Repayments of debt                                                        --          (8,500)
 Borrowings of debt                                                        --           1,000
 Change in cash overdraft                                                  --          13,722
 Distributions to partners                                                 --         (74,749)
                                                                  -----------      ----------

       Net cash used in financing activities                               --         (68,527)
                                                                  -----------      ----------
       Net change in cash and cash
        equivalents                                                   (11,072)         24,490
       Cash and cash equivalents:
         Beginning of period                                           17,711           4,729
                                                                  -----------      ----------

         End of period                                            $     6,639          29,219
                                                                  ===========      ==========

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

                              September 30, 1998

                                  (unaudited)


(1)  Basis of Financial Statement Preparation
     ----------------------------------------

     The accompanying financial statements of American Cable TV Investors 5, Ltd. (the "Partnership" or "ACT 5") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


(2)  Asset Sales
     -----------

     On April 1, 1997, the Partnership sold the cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. During the nine months ended September 30, 1997, the Partnership's financial statements included revenue from the Southern Tennessee System of $995,000.

     On April 16, 1997, the Partnership sold the cable television system located in and around St. Mary's County, Maryland (the "St. Mary's System") to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price was placed in escrow (the "St. Mary's Escrow") and was subject to indemnifiable claims by Gans through April 15, 1998. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998. ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow. During the nine months ended September 30, 1997, the Partnership's financial statements included revenue from the St. Mary's System of $2,166,000.

     On June 24, 1997, the Partnership sold the cable television system located in and around lower Delaware (the "Lower Delaware System") to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow (the "Lower Delaware Escrow") and was subject to indemnifiable claims by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. ACT 5 received interest of $57,000 in conjunction with the release of the Lower Delaware Escrow. During the nine months ended September 30, 1997, the Partnership's financial statements included revenue from the Lower Delaware System of $4,462,000.

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

     On August 12, 1998, the Partnership entered into an agreement that provides for the sale of its cable television system located in and around Riverside, California ("Riverside" or the "Riverside System") to Century Communications Corp. ("Century"), an unaffiliated third party, for a cash sales price of $33,000,000, subject to certain adjustments (the "Riverside Sale"). Pursuant to the Asset Purchase Agreement, $1,500,000 of such sales price will be subject to indemnifiable claims for 180 days following consummation of the Riverside Sale.

     Subject to the approval of the Limited Partners, the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the fourth quarter of 1998 or the first quarter of 1999.

     In the event that the Riverside Sale is approved and consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on September 30, 1998, the Partnership estimates that the pro forma distribution to Limited Partners would have been $225 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

     In the event that the Riverside Sale is not consummated, it is currently the General Partner's intention to seek a substitute buyer for the Riverside System. There is no assurance that the General Partner could arrange for a substitute sale transaction for the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the General Partner's efforts in arranging a substitute sale transaction prove to be unsuccessful, the General Partner would continue to operate the Riverside System.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     TCI Communications, Inc. ("TCIC"), a subsidiary of TCI, and Century have signed a letter of intent to establish a joint venture that will combine multiple cable television systems in Southern California (the "Joint Venture"). Among those systems to be contributed to the Joint Venture by TCIC is the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCIC will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or any portion of the day-to-day management of the Riverside System.

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

(4)  Supplemental Disclosure of Cash Flow Information
     ------------------------------------------------

     The Partnership considers investments with initial maturities of three months or less to be cash equivalents. At September 30, 1998, $6,448,000 of the Partnership's cash and cash equivalents was invested in money market funds.

     Cash paid by the Partnership for interest was not significant for the nine months ended September 30, 1998 and $152,000 for the nine months ended September 30, 1997.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements



(5)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of customers served by the Partnership, aggregated $1,638,000 and $3,047,000 during the nine months ended September 30, 1998 and 1997, respectively.

     The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $416,000 and $842,000 for the nine months ended September 30, 1998 and 1997, respectively.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $161,000 and $271,000 for the nine months ended September 30, 1998 and 1997, respectively.

     Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the nine months ended September 30, 1998 and 1997, Riverside's operating and administrative salaries and expenses amounted to $1,721,000 and $1,592,000, respectively.

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

     Amounts due from related parties bear interest at variable rates (5.45% at September 30, 1998). Interest earned on amounts due from TCI and its affiliates was $120,000 during the nine months ended September 30, 1998 and was not significant during the nine months ended September 30, 1997.

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

     At September 30, 1998, none of the Riverside System's franchise areas were subject to the above described rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

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

(7)  Year 2000 Costs
     ---------------

     In addition to the property and equipment owned by the Riverside System, certain office facilities, personnel, and cable distribution assets of the Redlands System, and certain software and equipment of TCI are utilized by the Riverside System (collectively, the "Riverside/Redlands Systems"). Accordingly, the assessment and remediation of ACT 5's year 2000 issues are dependent upon the assessment and remediation by TCI of certain of its own year 2000 issues and the year 2000 issues of the Riverside/Redlands Systems.

     During the three months ended September 30, 1998, TCI, in its capacity as the ultimate parent of the managing agent of ACT 5, continued its comprehensive effort to assess and remediate the Riverside/Redlands Systems' computer and other systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and beyond. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's important suppliers and vendors.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     ACT 5's year 2000 remediation efforts are being managed by the year 2000 Program Management Office (the "PMO") of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. It is comprised of a 90 member full-time staff and is accountable to executive management of TCI.

     The PMO has defined a four-phase approach to determining the year 2000 readiness of the Riverside/Redlands Systems' computer and other systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of such systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing such systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

     Management believes that the progress of remediation of the Riverside/Redlands Systems closely follows that of TCI as a whole, and that the phase completion data set forth below for TCI may be considered to be a useful guide for estimating the Riverside/Redlands Systems' phase completion and ultimately the progress of remediating potential year 2000 issues impacting ACT 5's operations.

     At September 30, 1998, TCI's overall progress by phase was as follows:

                                                  Percentage of all
                                                      Equipment/
                Phase                             Systems in Phase*
                -----                             -----------------
          Phase 1-Assessment                            89%
          Phase 2-Remediation                           37%
          Phase 3-Testing                               9%
          Phase 4-Implementation                        14%

     _____________________
     *The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of Year 2000 projects.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     TCI is completing an inventory of systems with embedded technologies that impact ACT 5's operations and is currently determining the correct remediation approach. During the three months ended September 30, 1998, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's (e.g., the suppliers of set-top boxes and the provider of ACT 5's billing services.) The year 2000 readiness of these providers is critical to continued provision of cable services by ACT 5. TCI has received information that the most critical systems, services or products supplied to ACT 5 by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TCI is currently developing contingency plans for systems provided by vendors who have not responded to TCI's surveys.

     In addition to the survey process described above, TCI has identified ACT 5's most critical supplier/vendor relationships and has instituted a verification process to determine such vendor's year 2000 readiness. Such verification may include reviewing the vendor's test and other data and engaging in regular conferences with the vendor's year 2000 team. TCI is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

     Year 2000 expenses and capital expenditures incurred during the three and nine months ended September 30, 1998 were not material. Although no assurance can be given, management of ACT 5 currently expects total estimated costs associated with year 2000 remediation efforts to be not less than $25,000. Such amount is exclusive of replacement costs associated with noncompliant information technology ("IT") systems incurred by TCI on behalf of ACT 5. Additionally, ACT 5 is not deferring any planned IT projects due to year 2000 remediation costs.

     The failure to correct a material year 2000 problem in the Redlands System could result in an interruption of ACT 5's provision of cable service through the Riverside System. There can be no assurance that ACT 5's systems, the Riverside/Redlands System, or the systems of other companies on which ACT 5 relies will be converted in time or that any such failure to convert by ACT 5 or other companies will not have a material adverse effect on its financial position, results of operations, or cash flows.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

Management's Discussion and Analysis of
---------------------------------------
 Financial Condition and Results of Operations
 ---------------------------------------------
     General
     -------

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

     Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Partnership operates; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to the year 2000, including the Partnership's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios, and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes, the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the FCC, and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Partnership's products and services and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Partnership expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein to reflect any change in the Partnership's expectations with regard thereto or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General
     -------

     Year 2000. In addition to the property and equipment owned by the Riverside System, certain office facilities, personnel, and cable distribution assets of the Redlands System, and certain software and equipment of TCI are utilized by the Riverside System. Accordingly, the assessment and remediation of ACT 5's year 2000 issues are dependent upon the assessment and remediation by TCI of certain of its own year 2000 issues and the year 2000 issues of the Riverside/Redlands Systems.

     During the three months ended September 30, 1998, TCI, in its capacity as the ultimate parent of the managing agent of ACT 5, continued its comprehensive effort to assess and remediate the Riverside/Redlands Systems' computer and other systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and beyond. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's important suppliers and vendors.

     ACT 5's year 2000 remediation efforts are being managed by the year 2000 Program Management Office of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. It is comprised of a 90 member full-time staff and is accountable to executive management of TCI.

     The PMO has defined a four-phase approach to determining the year 2000 readiness of the Riverside/Redlands Systems' computer and other systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of such systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 3, Testing, involves testing such systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

     Management believes that the progress of remediation of the Riverside/Redlands Systems closely follows that of TCI as a whole, and that the phase completion data set forth below for TCI may be considered to be a useful guide for estimating the Riverside/Redlands Systems' phase completion and ultimately the progress of remediating potential year 2000 issues impacting ACT 5's operations.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     At September 30, 1998, TCI's overall progress by phase was as follows:

                              Percentage of all
                                 Equipment/               Expected
Phase                         Systems in Phase*           Completion Date
-----                         -----------------           ---------------

Phase 1-Assessment                   89%                       April 1999
Phase 2-Remediation                  37%                        July 1999
Phase 3-Testing                       9%                        July 1999
Phase 4-Implementation               14%                        July 1999

_____________________
*The percentages set forth above do not total 100% because many projects have elements in more than one phase. For purposes of this table, such projects have been attributed to each applicable phase. In addition, the percentages set forth above are based on the number of projects in each phase compared to the total number of year 2000 projects.

The completion dates set forth above are based on TCI's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

        TCI is completing an inventory of systems with embedded technologies that impact ACT 5's operations and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by December of 1998.

        During the three months ended September 30, 1998, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's (e.g., the suppliers of set-top boxes and the provider of ACT 5's billing services.) The year 2000 readiness of these providers is critical to continued provision of cable services by ACT 5. TCI has received information that the most critical systems, services or products supplied to ACT 5 by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999. TCI is currently developing contingency plans for systems provided by vendors who have not responded to TCI's surveys.

        In addition to the survey process described above, TCI has identified ACT 5's most critical supplier/vendor relationships and has instituted a verification process to determine such vendor's year 2000 readiness. Such verification may include reviewing the vendor's test and other data and engaging in regular conferences with the vendor's year 2000 team. TCI is also requiring testing to validate the year 2000 compliance of certain critical products and services and is contracting with independent consultants to conduct such testing.

        Year 2000 expenses and capital expenditures incurred during the three and nine months ended September 30, 1998 were not material. Although no assurance can be given, management of ACT 5 currently expects total estimated costs associated with year 2000 remediation efforts to be not less than $25,000. Such amount is exclusive of replacement costs associated with noncompliant information technology systems incurred by TCI on behalf of ACT 5. Additionally, ACT 5 is not deferring any planned IT projects due to year 2000 remediation costs.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     The failure to correct a material year 2000 problem in the Redlands System could result in an interruption of ACT 5's provision of cable service through the Riverside System. Management believes that TCI's year 2000 efforts in the Riverside/Redlands System will significantly reduce ACT 5's risks associated with the changeover to the year 2000. TCI has implemented certain enterprise-wide contingency plans to minimize the effect of potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that TCI has deemed critical in regard to customer service, business operations, financial impact or safety.

     The failure of addressable controllers contained in the Riverside/Redlands System's headend could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, management expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the programmers, premium and adult content channels would not likely be transmitted until the addressable controller had been repaired.

     Customer service networks and/or automated voice response systems failure could prevent access to customer account information, hamper installation scheduling and disable the processing of pay-per-view requests. ACT 5 plans to have its customer service representatives answer telephone calls from customers in the event of outages and expects to retrieve needed customer information manually from the billing service provider.

        A failure of the services provided by billing systems service providers could result in a loss of customer records which could result in a disruption in the ability to bill customers for a protracted period. ACT 5 plans to have electronic backup records of its customer billing information prepared prior to the year 2000 to allow for data recovery. In addition, ACT 5 continues to monitor the year 2000 readiness of its key customer billing suppliers.

        Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in ACT 5's programming. ACT 5 anticipates that it can minimize the effect of this situation by having the dates manually reset each day until the equipment has been repaired.

        Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. ACT 5 expects to have such systems returned to normal functioning by turning the power off and then on again ("power off/on"). ACT 5 also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

        General (continued)
        -------------------

        In the event that the local public utility cannot supply power, TCI expects to supply power for a limited time to the Riverside/Redlands Systems' cable headends and office sites through backup generators.

        The financial impact of any or all of the above worst-case scenarios on ACT 5 has not been and cannot be estimated by ACT 5 due to the numerous uncertainties and variables associated with such scenarios.

        ACT 5 does not presently anticipate that there will be material losses from any claims of breach of contract due to year 2000 issues.

        Asset Sales. On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin, an unaffiliated third party, for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price was placed in escrow and was subject to indemnifiable claims made by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

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

        On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom, an unaffiliated third party, for an adjusted sales price of $42,191,000. Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow and was subject to indemnifiable claims made by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. ACT 5 received interest of $57,000 in conjunction with the release of the Lower Delaware Escrow.

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

        General (continued)
        -------------------

        The following table sets forth summary information with respect to the operating results of the cable systems which were sold pursuant to the 1997 Sales Transactions for the nine months ended September 30, 1997 (amounts in thousands):


                Revenue                                 $  7,623
                Operating costs and expenses              (4,620)
                Depreciation and amortization             (3,104)
                                                        --------
                Operating loss                          $   (101)
                                                        ========


        For additional information on the 1997 Sales Transactions, see note 2 to the accompanying financial statements.

        Regulation. The operation of the Riverside System is regulated at the federal, state and local levels. The 1992 Cable Act and the Telecommunications Act of 1996 (the "Cable Acts") established rules under which the Riverside System's Regulated Services are regulated if a complaint is filed or if the appropriate franchise authority is certified. At September 30, 1998, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

        During the nine months ended September 30, 1998, approximately 70% of the Riverside System's revenue was derived from Regulated Services. As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

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

        The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside introduced digital video services during the third quarter of 1997. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred will be dependent upon the number of digital set-top devices required. The Riverside System did not have a significant number of customers who subscribed to digital video services at September 30, 1998, and therefore the capital costs incurred with the introduction of digital video services were not significant to the Riverside System for the nine months ended September 30, 1998. However, the Riverside System plans to increase the number of customers who subscribe to digital video services.

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

        The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                        September 30,     September 30,
                                            1998              1997
                                        -------------     -------------

Basic Customers (1)                              19.2              18.8
Premium Subscriptions (1)(2)                     20.4              18.8


                                                Nine months ended
                                                  September 30,
                                        -------------------------------
                                            1998              1997
                                        -------------     -------------

Revenue (3)                                    $6,937             6,407
                                               ======             =====

Operating Cash Flow (4)                        $2,999             2,698
                                               ======             =====


     (1) From September 30, 1997 to September 30, 1998, Riverside experienced an increase of 1,600 premium subscriptions and 400 basic customers. Such increase in premium subscriptions is comprised of a 200 subscription increase in traditional premium subscriptions, a 1,000 subscription increase in "STARZ!" subscriptions, a 200 subscription increase in "ENCORE" subscriptions and a 200 subscription increase in "DMX" subscribers. The monthly charge for "ENCORE" and "STARZ!", which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $13.00 for other premium services. As described under "Competition" above, Riverside is subject to competition from the California MMDS Operator and providers of medium power and high power direct broadcast satellite services. The Partnership currently is unable to predict the future effect of such competition on Riverside's financial condition and results of operations.

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


     At September 30, 1998, the Riverside System passed approximately 31,500 homes.


     On August 12, 1998, the Partnership entered into an agreement that provides for the sale of the Riverside System to Century, an unaffiliated third party, for a cash sales price of $33,000,000, subject to certain adjustments. Pursuant to the Asset Purchase Agreement, $1,500,000 of such sales price will be subject to indemnifiable claims for 180 days following consummation of the Riverside Sale.

     Subject to the approval of the Limited Partners, the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing consummation of the Riverside Sale is expected to occur during the fourth quarter of 1998 or the first quarter of 1999.

     In the event that the Riverside Sale is approved and consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on September 30, 1998, the Partnership estimates that the pro forma distribution to Limited Partners would have been $225 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

     In the event that the Riverside Sale is not consummated, it is currently the General Partner's intention to seek a substitute buyer for the Riverside System. There is no assurance that the General Partner could arrange for a substitute sale transaction for the Riverside System at an appropriate price or on terms acceptable to the Partnership. If the General Partner's efforts in arranging a substitute sale transaction prove to be unsuccessful, the General Partner would continue to operate the Riverside System.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     General (continued)
     -------------------

     TCI Communications, Inc., a subsidiary of TCI, and Century have signed a letter of intent to establish the Joint Venture. Among those systems to be contributed to the Joint Venture by TCIC is the Redlands System. The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCIC will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or any portion of the day-to-day management of the Riverside System.

     Material Changes in Results of Operations
     -----------------------------------------

     The decreases in revenue, programming expense and other operating costs for the nine months ended September 30, 1998, as compared to the corresponding prior year period, resulted primarily from the impact of the 1997 Sales Transactions. See "General", Asset Sales, above.
     -------

     Revenue decreased $7,093,000 or 51% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Revenue for Riverside increased $485,000 or 8% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. The majority of such increase in revenue resulted from a $352,000 increase in basic revenue which was partially offset by a $82,000 decrease in premium revenue. Advertising sales and other revenue accounted for the remaining increase in revenue. Riverside experienced an 8% increase in its average basic rate, a 1% increase in the number of average basic customers, a 9% decrease in its average premium rate, and a less than 1% increase in the number of average premium subscriptions during the nine months ended September 30, 1998, as compared to the corresponding prior year period. For additional information, see "General - The
                                                                   -------
Riverside System" and "General - Regulation" above.
                       -------

     Programming expense decreased $1,395,000 or 46% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Programming expense for Riverside remained relatively consistent for the nine month period ended September 30, 1998, as compared to the corresponding prior year period. The Partnership anticipates that its programming costs will increase in future periods.

     Operating expenses decreased $815,000 or 53% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Operating expenses for Riverside increased $155,000 or 27% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such increase is primarily due to increased labor costs related to the hiring of additional installers in conjunction with the Partnership's efforts to increase the number of customers who subscribe to digital video services.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     Material Changes in Results of Operations (continued)
     -----------------------------------------------------

     Selling, general and administrative ("SG&A") expenses decreased $2,744,000 or 53% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. SG&A expense for Riverside increased $102,000 or 5% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such increase is primarily due to increased costs relating to the launch of digital products and other initiatives.

     Depreciation and amortization expense decreased $3,213,000 or 53% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such decrease is primarily attributable to the timing of the 1997 Sales Transactions. Amortization expense for the 1998 period includes $92,000 attributable to the year ended December 31, 1997. Depreciation and amortization expense for Riverside increased $164,000 or 6% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such increase is primarily attributable to capital expenditures.

     Other Income and Expense
     ------------------------

     Interest expense decreased $135,000 or 100% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such decrease is due to the Partnership's use of cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility and to terminate such facility during 1997.

     Interest income decreased $1,134,000 or 66% for the nine months ended September 30, 1998, as compared to the corresponding prior year period. Such decrease is due to a decrease in the average balance of the Partnership's cash and cash equivalents. Additionally, ACT 5 received interest of $39,000 and $57,000 in conjunction from the release of the St. Mary's Escrow during the second quarter of 1998, and the release of the Lower Delaware Escrow during the third quarter of 1998, respectively.

     During the first quarter of 1998, the Partnership wrote off $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

     Material Changes in Financial Condition
     ---------------------------------------

     As previously described under "General - Asset Sales," pursuant to the 1997
                                    -------
Sales Transactions, $2,337,000 of the combined sales price of the 1997 Sales Transactions was placed in escrow and was subject to indemnifiable claims for up to one year following consummation of the applicable 1997 Sales Transactions. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998 and the Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. Prior to its release, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

     Material Changes in Financial Condition (continued)
     ---------------------------------------------------

     In the event that the Riverside Sale is approved and consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on September 30, 1998, the Partnership estimates that the pro forma distribution to Limited Partners would have been $225 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

     The Partnership's other liabilities represent unclaimed distribution checks to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

     During the nine months ended September 30, 1998, the Partnership used cash on hand of $17,711,000 and cash provided by investing activities of $1,061,000 to fund operating activities of $12,133,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

     The Partnership estimates that during 1998 it will spend approximately $1.6 million for capital expenditures related to Riverside, of which $940,000 relates to digital video services. As of September 30, 1998, the Riverside System had spent $709,000 on capital expenditures, of which $425,000 relates to digital video services. The estimated digital video services capital expenditures are based upon the achievement of a target level of new customers to such services, and therefore capital expenditures will fluctuate based on the actual number of new customers which subscribe to digital video services. Additionally, the above estimated amounts assume a full year of capital expenditures for Riverside and that no significant technological improvements will be implemented to the Riverside System. See related discussion under "General - Competition" and
                                                 -------
"General - The Riverside System".
--------

     The Partnership anticipates that cash on hand and amounts due from related parties will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General -
                                                                -------
Competition"), and meet its other liquidity requirements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

     (a)  Exhibits:

          (27) Financial Data Schedule

     (b)  Reports on Form 8-K filed during the quarter ended September 30, 1998:

          Date of Report        Items Reported       Financial Statements Filed
          --------------        --------------       --------------------------

          August 27, 1998       Item 5               None.

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


                                          AMERICAN CABLE TV INVESTORS 5, LTD.
                                           (A Colorado Limited Partnership)

                                          By:   IR-TCI PARTNERS V, L.P.,
                                                Its General Partner

                                          By:   TCI VENTURES FIVE, INC.,
                                                A General Partner


Date:  November 12, 1998                  By:   /s/ Ann M. Koets
                                                --------------------------
                                                Ann M. Koets
                                                Vice President

                                 EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

     (27)  American Cable TV Investors 5 LTD.