Form 10-K405
period 1998-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1999-03-05
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 31, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
                      -----------------------------------
            (Exact name of Registrant as specified in its charter)


            State of Colorado                                                          84-1048934
------------------------------------------                                    --------------------------
       (State or other jurisdiction                                                 (I.R.S. Employer
      of incorporation or organization)                                          Identification Number)

               5619 DTC Parkway
              Englewood, Colorado                                                       80111
-----------------------------------------------                               -------------------------
   (Address of principal executive offices)                                           (Zip Code)


 Registrant's telephone number, including area code:  (303) 267-5500

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        1998 ANNUAL REPORT ON FORM 10-K

                               Table of Contents

                                                               Page
                                                               ----
                                     PART I

Item 1.    Business...........................................  I-1

Item 2.    Properties.........................................  I-15

Item 3.    Legal Proceedings..................................  I-15

Item 4.    Submission of Matters to a Vote of Security Holders  I-15

                                    PART II

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters................................  II-1

Item 6.    Selected Financial Data............................  II-2

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................  II-3

Item 8.    Financial Statements and Supplementary Data........  II-14

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................  II-14

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.  III-1

Item 11.   Executive Compensation.............................  III-2

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management.....................................  III-3

Item 13.   Certain Relationships and Related Transactions.....  III-3

                                    PART IV

Item 14.   Exhibits, Financial Statements and Financial
           Statement Schedules, and Reports on Form 8-K.......  IV-1

                                    PART I.

Item 1.       Business.
------        --------

          (a) General Development of Business
              -------------------------------

          American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1998, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio") also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

          TCI and AT&T have agreed to a merger (the "Merger") in which TCI will become a wholly-owned subsidiary of AT&T. In anticipation of the Merger, TCI announced that it will restructure certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. ("TCIC") into TCI. The Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

          In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units at a price of $500 per unit ("Unit").

          The Partnership had a 40% ownership interest in Newport News Cablevision Associates, L.P., and its subsidiary Newport News Cablevision, Ltd. (collectively, "Newport News"). Newport News owned and operated the cable system located in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 4, Ltd., an affiliate, owned the 60% majority interest in Newport News. The Newport News System was sold to an unaffiliated third party for cash proceeds of $121,886,000 on January 1, 1996 (the "Newport News Sale"). The Partnership's share of the cash proceeds from the sale of the Newport News System was used to fund a distribution to ACT 5's limited partners ("Limited Partners") of $165 per Unit in 1996.

          During 1997, ACT 5 sold three of its cable television systems in three separate transactions. The cable television systems were located in and around
(i) Shelbyville and Manchester, Tennessee (the "Southern Tennessee System"),
(ii) St. Mary's County, Maryland (the "St. Mary's System") and (iii) Lower Delaware (the "Lower Delaware System") (collectively, the "1997 Sales Transactions"). The 1997 Sales Transactions were approved by the Limited Partners at a special meeting that occurred on March 26, 1997. The Partnership's share of the cash proceeds from the 1997 Sales Transactions was used to fund a distribution to the Limited Partners of $370 per Unit in 1997.

     Pursuant to the asset purchase agreement for the sale of the Southern Tennessee System (the "Southern Tennessee Sale"), $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims made by the purchaser of the Southern Tennessee System, Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

     On August 12, 1998, the Partnership entered into an agreement that provides for the sale of its cable television system located in and around Riverside, California ("Riverside" or the "Riverside System") to Century Communications Corp. ("Century"), an unaffiliated third party, for a cash sales price of $33,000,000, subject to certain adjustments (the "Riverside Sale"). On January 1, 1999, Century assigned its interest in the Riverside Sale to Century Valley Cable Corp. ("Century Sub"), a wholly-owned subsidiary of Century. Pursuant to the asset purchase agreement for the Riverside Sale, $1,500,000 of such sales price will be subject to indemnifiable claims for 180 days following consummation of the Riverside Sale.

     The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second quarter of 1999.

     In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on December 31, 1998, the Partnership estimates that the pro forma distribution to Limited Partners would have been $228 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

     In August 1998, TCIC and Century signed a definitive agreement to establish a joint venture that will combine multiple cable television systems in Southern California (the "Joint Venture"). Among those systems to be contributed to the Joint Venture by TCIC is the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCIC will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or some portion of the day-to-day management of the Riverside System.

     Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, some of the statements contained under the caption Business and Management's Discussion and Analysis of Financial Condition
                     -----------------------------------------------------------
and Results of Operations are forward-looking.  Such forward-looking statements
-------------------------
involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Partnership or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others: general economic and business conditions and industry trends; the regulatory and competitive environment of the industries in which the Partnership operates; uncertainties inherent in new business strategies; uncertainties inherent in the changeover to the year 2000, including the Partnership's projected state of readiness, the projected cost of remediation, the expected date of completion of each program or phase, the projected worst case scenarios, and the expected contingency plans associated with such worst case scenarios; new product launches and development plans; rapid technological changes, the acquisition, development and/or financing of telecommunications networks and services; the development and provision of programming for new television and telecommunications technologies; future financial performance, including availability, terms and deployment of capital; the ability of vendors to deliver required equipment, software and services; availability of qualified personnel; changes in, or failure or inability to comply with, government regulations, including, without limitation, regulations of the Federal Communications Commission ("FCC"), and adverse outcomes from regulatory proceedings; changes in the nature of key strategic relationships with partners and joint venturers; competitor responses to the Partnership's products and services and the overall market acceptance of such products and services; and other factors. These forward-looking statements (and such risks, uncertainties and other factors) speak only as of the date of this Report, and the Partnership expressly disclaims any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in the Partnership's expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. Any statement contained within Management's Discussion and Analysis of Financial Condition and Results of Operations on this Form 10-K related to year 2000 are hereby denominated as "Year 2000 Statements" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

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

  Compressed digital video technology converts on average as many as twelve analog signals (now used to transmit video and voice) into a digital format and compresses such signals (which is accomplished primarily by eliminating the redundancies in television imagery) into the space normally occupied by one analog signal. The digitally compressed signal is uplinked to a satellite, which retransmits the signal to a customer's satellite dish or to a cable system's headend to be distributed, via optical fiber and coaxial cable, to the customer's home. At the home, a set-top video terminal converts the digital signal back into analog channels that can be viewed on a normal television set. In this regard, Riverside introduced digital video services in 1997. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred will be dependent upon the number of digital set top devices required. The Riverside System had approximately 1,500 subscribers to digital video services at December 31, 1998. The Riverside System incurred approximately $419,000 in capital costs during 1998 related to the introduction of digital video services.

  Service Charges. The Riverside System offers a limited "basic service" ("Basic-TV")(comprised of 24 channels featuring local broadcast signals and public, educational and governmental access channels) and an "expanded" tier (comprised of 30 channels featuring specialized programming services, in such areas as health, family entertainment, religion, news, weather, public affairs, education, shopping, sports and music). The monthly service fee for basic service generally ranges from $10.00 to $11.00 and the monthly service fee for the expanded tier ranges from $16.00 to $17.00. Customers may also elect to subscribe to digital video services comprised of 36 channels featuring additional specialized programming and premium services for an additional $10.00 monthly fee. The Riverside System also offers "premium services" (referred to in the cable television industry as "Pay-TV" and "pay-per-view") to its customers. Such services consist principally of feature films as well as live and taped sports events, concerts and other programming. The Riverside System offers Pay-TV services for a monthly fee generally ranging from $9.00 to $10.00 per service, except for certain movie or sports services (such as various regional sports networks and certain pay-TV channels) offered at $1.00 to $2.00 per month, pay-per-view movies offered separately at $3.00 per movie and certain pay-per-view events offered separately at $10.00 to $50.00 per event. Charges are usually discounted when multiple Pay-TV services are ordered.

  As further enhancements to their cable services, customers may generally rent converters and/or remote control devices for a monthly charge ranging from $0.10 to $5.00 each, as well as purchase a channel guide for a monthly charge ranging from $1.50 to $2.00. Also, a nonrecurring installation charge (which is limited by the FCC's rules which regulate hourly service charges for each individual cable system) of up to $39.00 is usually charged.

  Monthly fees for Basic-TV and Pay-TV services to commercial customers vary depending on the nature and type of service. Except under the terms of certain contracts to provide service to commercial accounts, customers are free to discontinue service at any time without penalty.

  The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act" and together with the 1992 Cable Act, the "Cable Acts") established rules under which the Riverside System's basic service and expanded tier service rates and equipment and installation charges are regulated if a complaint is filed or if the appropriate franchise authority is certified. For additional information see Regulation and Legislation below.

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

  In connection with a renewal of a franchise, the franchising authority may require the cable operator to comply with different and more stringent conditions than those originally imposed, subject to the provisions of the 1984 Cable Act and other applicable federal, state and local law. The 1984 Cable Act, as supplemented by the renewal provisions of the 1992 Cable Act, establishes an orderly process for franchise renewal which protects cable operators against unfair denials of renewals when the operator's past performance and proposal for future performance meet the standards established by the 1984 Cable Act. The Partnership believes that the Riverside System generally has operated in a manner which satisfies such standards and allows for the renewal of such franchises; however, there can be no assurance that the franchises for the Riverside System will be successfully renewed as they expire.

  The Riverside System's franchises have expiration dates which range from 2001 to 2006. Approximately 84% of the Riverside System's customers are served pursuant to franchise agreements that have expiration dates that fall within the next five years.

  Competition. Cable television competes for customers in local markets with other providers of entertainment, news and information. The competitors in these markets include broadcast television and radio, newspapers, magazines and other printed material, motion picture theaters, video cassettes and other sources of information and entertainment including directly competitive cable television operations and internet service providers. The Cable Acts are designed to increase competition in the cable television industry. See Regulation and Legislation below.

  There are alternative methods of distributing the same or similar video programming offered by cable television systems. Further, these technologies have been encouraged by the United States Congress ("Congress") and the FCC to offer services in direct competition with existing cable systems.

  DBS. Direct broadcast satellite ("DBS") has emerged as the most significant competition to cable television systems. Earlier "direct-to-home" satellite services required the subscriber to purchase a large and expensive "dish" antenna, but newer medium and high powered alternatives currently allow the subscriber to receive digital services directly via satellite using a relatively small dish. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical cable system. DBS providers offer most of the same programming as cable television, but also offer certain sports packages not currently available through cable television systems. DBS currently faces technical and legal obstacles to providing popular local broadcast signals, although at least one DBS provider is now attempting to provide this programming in certain major markets, and Congress and the FCC are considering proposals that would remove existing legal obstacles. The DBS industry has grown rapidly over the last several years and now serves approximately 9 million subscribers nationwide. Recently announced mergers could strengthen the surviving DBS companies.

  Although the effect of competition from these DBS services cannot be specifically predicted, it is clear there has been significant growth in DBS customers, and the Partnership assumes that such DBS competition will be substantial in the near future as developments in technology continue to increase satellite transmitter power and decrease the cost and size of equipment needed to receive these transmissions and enable DBS to overcome the aforementioned disadvantages. Furthermore, the extensive national advertising of DBS programming packages, including certain sports packages not currently available on cable television systems, will likely continue the growth in DBS customers. DBS services are available within the franchise areas served by the Riverside System. See Management's Discussion and Analysis of Financial
                       -------------------------------------------------
Condition and Results of Operations - General - Competition.
---------------------------------------------

  Telephone Company Entry.  The 1996 Telecom Act eliminated the statutory and
  ------------------------
regulatory restrictions that prevented local telephone companies from competing with cable operators for the provision of video services by any means. See Regulation and Legislation below. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies ("RBOCs"), to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that the Riverside System could face competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Partnership assumes that all major telephone companies have already entered or may enter the business of providing video services. The 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. The specific manner in which telephone company provision of video services will be regulated is described under Regulation and Legislation below.

  Utility Company Entry.  The 1996 Telecom Act eliminates certain federal
  ---------------------
restrictions on utility holding companies and thus frees all utility companies to provide cable television services. Riverside could face competition from utility companies in the delivery of video services.

  MMDS/LMDS.  Another alternative method of distribution is multi-channel multi-
  ----------
point distribution systems ("MMDS"), which deliver programming services over microwave channels received by customers with special antennas. MMDS systems are less capital intensive, are not required to obtain local franchises or pay franchise fees, and are subject to fewer regulatory requirements than cable television systems. The 1992 Cable Act also ensures that MMDS operators have the opportunity to acquire all significant cable television programming services. Although there are relatively few MMDS systems in the United States currently in operation, virtually all markets have been licensed or tentatively licensed. Developments in digital compression technology will significantly increase the number of channels that can be made available from MMDS. Since 1992, most of Riverside's service areas have been subject to competition from a MMDS operator. See Management's Discussion and Analysis of Financial Condition and Results of Operations General - Competition.
                          -------

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

  Cable System Overbuilds.  Cable operators may compete with other cable
  ------------------------
operators or new entities seeking franchises for competing cable television systems at any time during the terms of existing franchises. The 1992 Cable Act promotes the granting of competitive franchises and the Riverside System operates under non-exclusive franchises. Recently, there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains relatively small, recent developments would indicate an increasing trend in cities authorizing such direct municipal competition with cable operators.

  Private Cable.  Cable operators also compete with Satellite Master Antenna
  --------------
Television ("SMATV") systems, which provide multichannel program services directly to hotel, motel, apartment, condominium and similar multi-unit complexes within a cable television system's franchise area, generally free of any regulation by state and local governmental authorities. Further, the FCC in 1997, adopted new rules that restrict the ability of cable operators to maintain ownership of cable wiring inside multi-unit buildings, thereby making it less expensive for SMATV competitors to reach those customers. See Regulations and Legislation below. Further, the FCC in 1998 ruled that private cable operators can lease video distribution capacity from local telephone companies and, thereby, distribute cable programming services over the public rights-of-way without obtaining a franchise. This could provide a significant regulatory advantage for private cable operators in the future.

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

  With the exception of the DBS operators and a MMDS operator that compete with the Riverside System, the Partnership has no basis upon which to estimate the number of cable television companies and other entities with which the Riverside System competes or may potentially compete. The full extent to which other media or home delivery services will compete with cable television systems may not be known for some time and there can be no assurance that existing, proposed, or as yet undeveloped technologies will not become dominant in the future.

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

  The 1996 Telecom Act requires the FCC to implement numerous rulemakings, the final outcome of which cannot yet be determined due to court challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable television regulation and may do so again. Future legislative and regulatory changes could adversely affect the Riverside System's operations. This section briefly summarizes key laws and regulations currently affecting the growth and operation of the Riverside System.

  Cable Rate Regulation.  The 1992 Cable Act imposed extensive rate
  ---------------------
regulation on the cable television industry. All cable systems are subject to rate regulation of their basic and upper tier programming services, as well as their provision of customer equipment used to receive basic tier services, unless they face "effective competition" in their local franchise area. Under the 1992 Cable Act, the incumbent cable operator can demonstrate effective competition by showing either low penetration (less than 30% of the occupied households in the franchise area subscribe to basic service), or the presence (measured collectively as 50% availability, 15% customer penetration) of other multichannel video programming distributors ("MVPDs"). The 1996 Telecom Act expands the existing definition of effective competition to create a special test for a competing MVPD (other than a DBS distributor) affiliated with a local exchange carrier ("LEC"). There is no penetration minimum for a LEC affiliate to qualify as an effective competitor, but it must offer comparable programming services in the franchise area.

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

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered
programming.   Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two complaints from local customers within 90 days of a CPST rate increase and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate. At December 31, 1998, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

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

     Cable Entry Into Telecommunications.  The 1996 Telecom Act provides that no
     -----------------------------------
state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way. Although the 1996 Telecom Act clarifies that traditional cable franchise fees may be based only on revenues related to the provision of cable television services, it also provides that LFAs may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The 1996 Telecom Act prohibits LFAs from requiring cable operators to provide telecommunications service or facilities as a condition of a franchise grant, renewal, or transfer, except that LFAs argue they can seek "institutional networks" as part of such franchise negotiations. The favorable pole attachment rates afforded cable operators under federal law can be increased by utility companies owning the poles during a five year phase-in period beginning in 2001, if the cable operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act intended to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. This requires, for example, that the incumbant local telephone company must allow new competing telecommunications providers to connect to the local telephone distribution system. In a January 1999 decision, the Supreme Court upheld the FCC's fundamental interconnection requirements. However, the court ordered the FCC to reconsider to what extent the local telephone company must make available for resale separate components of its local telephone system.

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

     Under the 1996 Telecom Act, a LEC or other entity providing video programming to customers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless it elects to provide its programming via an "open video system" ("OVS"). It was anticipated that the primary benefit of using an OVS regulatory model was to avoid the need to obtain a local franchise prior to providing services. However, a January 1999 federal court of appeals decision held that OVS providers can be required to obtain such a franchise. To be eligible for OVS status, the LEC itself cannot occupy more than one-third of the system's activated channels when demand for channels exceeds supply. Nor can it discriminate among programmers or establish unreasonable rates, terms or conditions for service.

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

     Electric Utility Entry Into Telecommunications/Cable Television.  The 1996
     ---------------------------------------------------------------
Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services, information services, and other services or products subject to the jurisdiction of the FCC notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies," and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems. At December 31, 1998, no electric utilities were in competition with the Riverside System.

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

     Must Carry/Retransmission Consent.  The 1992 Cable Act contains broadcast
     ---------------------------------
signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect must carry, and more popular stations typically elect retransmission consent. Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions (e.g. a requirement that the cable system also carry the local broadcaster's affiliated cable programming service). Either option has a potentially adverse effect on the Riverside System's business. The burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines in a pending rulemaking that cable systems must carry all analog and digital signals transmitted by the television stations.

     Access Channels.  LFAs can include franchise provisions requiring cable
     ---------------
operators to set aside certain channels for PEG access programming. Federal law also requires a cable system with 36 or more channels to designate a portion of its activated channel capacity (either 10% or 15%) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited. In February of 1997, the FCC released revised rules which mandate a modest rate reduction that has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage.

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

     Access to Programming.  To spur the development of independent cable
     ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (such as DBS and MMDS distributors). This provision limits the ability of vertically integrated satellite cable programmers to offer exclusive programming arrangements to the Partnership. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming and video programmers who are not affiliated with cable operators to all program access requirements.

     Inside Wiring.  In a 1997 Order, the FCC established rules that require an
     -------------
incumbent cable operator upon expiration or termination of a MDU service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU. These inside wiring rules will assist building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors to cable to enter into exclusive MDU service contracts.

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

     The FCC recently completed a rulemaking designed to encourage and facilitate third-party sale of cable converters to cable customers. Specifically, the FCC requires cable operators to segregate security functions of set top boxes from all other functions by July 1, 2000. Additionally, as of January 1, 2005, cable operators can no longer lease or sell converter set top boxes that have integrated security and navigation functions. The result of this rulemaking is that cable subscribers will not necessarily obtain their set top boxes from the cable operator, but, instead, may purchase such set top boxes from third-party vendors. Such third-party sales of previously unmodified cable set top boxes could make it more difficult for cable operators to combat theft of service.

     Copyright.  Cable television systems are subject to federal copyright
     ---------
licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool (such percentage varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is subject to continuing review and could adversely affect the Riverside System's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to Broadcast Music, Inc. and is negotiating a similar arrangement with the American Society of Composers, Authors and Publishers. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees and funding for PEG channels as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises.

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

     At December 31, 1998, 53 individuals were employed at the Riverside System. The Riverside System shares office personnel with the Redlands System.

(d)  Financial Information about Foreign and Domestic Operations and Export
     ----------------------------------------------------------------------
     Sales
     -----

     The Partnership has neither foreign operations nor export sales.

Item 2.     Properties.
------      ----------

     At December 31, 1998, the Riverside System's physical cable television properties, which are located in California, consist of cable system components, motor vehicles, miscellaneous hardware, spare parts, and other components. Riverside uses office facilities and certain cable distribution assets (including the headend) of the Redlands System. See Business - General
                                                     --------   -------
Development of Business and note 5 to the accompanying financial statements.
-----------------------

     Riverside's cable television facilities are, in the opinion of management, suitable and adequate by industry standards. However, for information concerning the economic feasibility of implementing technological improvements, see Management's Discussion and Analysis of Financial Condition and Results of
    --------------------------------------------------------------------------
Operations - General - Competition. See also Business - Narrative Description of
--------------------                         -----------------------------------
Business - General and - Competition.
--------

     During 1998, $1.1 million in capital expenditures were made to improve and expand the Riverside System, of which $419,000 relates to digital video services. See Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
Results of Operations - Liquidity and Capital Resources.
-------------------------------------------------------

Item 3.     Legal Proceedings.
------      -----------------

     Late Fee Litigation. On February 17, 1999, in the Circuit Court for the
     -------------------
fourteenth judicial district at Manchester, Coffee County, Tennessee, the Partnership was named in a certified class action entitled Johnny Clouse v.
                                                           ----------------
American Cable TV Investors 5 Ltd., et al concerning late fee charges and
-----------------------------------------
practices. The Partnership's Southern Tennessee System charged late fees to customers who did not pay their cable bills on time. This late fee case challenges the amount of the late fees and the practices under which they were imposed. The Plaintiff raises claims under state consumer protection statutes, other state statutes, and the common law. The plaintiff generally alleges that the late fees charged by the cable system were not reasonably related to the costs incurred by the cable systems as a result of the late payment. The plaintiff seeks to require the cable system (which the Partnership sold on April 1, 1997) to reduce its late fees on a prospective basis and to provide compensation for alleged excessive late fee charges for past periods. Based upon the facts available, management believes that, although no assurances can be given as to the outcome of this action, the ultimate disposition of this matter will not have a material adverse effect upon the financial condition of the Partnership.

Item 4.     Submission of Matters to a Vote of Security Holders.
-------     ---------------------------------------------------

     At a special meeting of the Limited Partners held on December 11, 1998, the following matters were voted upon and approved by the Limited Partners:

       Resolution 1. Consent to the sale of the Riverside System to Century or one of Century's affiliates by 97% of the votes cast at such meeting (133,862 for; 895 against; 2,742 abstained).

       Resolution 2. Consent to the sale of the Riverside System in any substitute sales transaction (in the event that the foregoing sale does not close) by 94% of the votes cast at such meeting (129,780 for; 3,363 against; 4,356 abstained).

                                   PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
------   ---------------------------------------------------------------------

     In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 1998, there were approximately 11,900 Unit holders.

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the estimated market value of the underlying net assets of the Partnership.

     As of February 27, 1998, ACT 5 had processed requests in 1998 for the transfer of Units representing 5% of the total Units. In order to maintain ACT 5's partnership status for federal income tax purposes, no more than 5% of the Units can be transferred in any one tax year. Accordingly, ACT 5 did not process any additional requests for the transfer of Units during 1998. ACT 5 began accepting transfers for the 1999 tax year effective January 1, 1999.

     The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio, TCIV 5 and the Limited Partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for Limited
Partners of record as of January 1, 1996), respectively. The Partnership used most of the net proceeds from the sale of the Southern Tennessee, St. Mary's and Lower Delaware Systems to make distributions in 1997 to Presidio, TCIV 5 and the Limited Partners of $149,000, $598,000 and $74,002,000 ($370 per Unit for
Limited Partners of record as of July 1, 1997), respectively.

Item 6.     Selected Financial Data.
------      -----------------------

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1998 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

SUMMARY BALANCE SHEET DATA:
--------------------------

                                                                          December 31,
                                         -------------------------------------------------------------------------------
                                              1998           1997 (1)          1996           1995            1994
                                         ---------------  ---------------  -------------  -------------  ---------------
                                                                      amounts in thousands
 Cash and cash equivalents                       $16,134          16,400           4,729          2,132              599
 Property and equipment, net                     $ 7,814           8,261          38,732         39,794           39,588
 Franchise costs and other
  intangibles, net                               $ 5,597           7,963          28,877         37,050           45,398
 Total assets                                    $30,501          35,578          73,209         79,936           86,563
 Debt                                            $    --              --           7,500          8,700           13,800
 Partners' equity                                $28,447          28,941          60,137         57,840           64,004
 Units outstanding                                   200             200             200            200              200


SUMMARY STATEMENT OF OPERATIONS DATA:
------------------------------------

                                                                     Years ended December 31,
                                         ---------------------------------------------------------------------------------
                                               1998            1997 (1)          1996            1995            1994
                                         -----------------  --------------  --------------  --------------  --------------
                                                          amounts in thousands, except per Unit amounts
 Revenue                                          $ 9,542          16,255          28,108          26,196          24,393
 Operating loss                                   $(1,044)         (2,352)         (4,556)         (4,867)         (5,213)
 Interest expense                                 $    --            (135)           (302)           (925)           (989)
 Interest income                                  $   752           1,947             494              81              --
 Share of earnings (losses) of
  Newport News                                    $    --              --          39,995            (652)           (194)
 Net earnings (loss)                              $  (494)         43,553          35,631          (6,164)         (6,396)
 Net earnings (loss) per Unit                     $ (2.45)         215.58          176.37          (30.51)         (31.66)
 Distributions per Unit                                --             370             165              --              --

-------------------------

(1) The December 31, 1997 summary balance sheet data and summary statement of operations data reflect the effects of the 1997 Sales Transactions. As a result of the 1997 Sales Transactions, the Partnership's statement of operations for the year ended December 31, 1997 includes (i) three months of operating results for the Southern Tennessee and St. Mary's Systems,
     (ii) six months of operating results for the Lower Delaware System and
     (iii) twelve months of operating results for the Riverside System. See Management's Discussion and Analysis of Financial Condition and Results of
     --------------------------------------------------------------------------
     Operations - General.
     --------------------

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
of Operations.
-------------

     General
     -------

     AT&T Merger. TCI and AT&T have agreed to a merger, in which TCI will become a wholly-owned subsidiary of AT&T. In anticipation of the Merger, TCI announced that it will restructure certain of its subsidiaries, including the merger of TCIC into TCI. The Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

     On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price was placed in escrow and was subject to indemnifiable claims made by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

     On April 16, 1997, the Partnership sold the St. Mary's System to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price was placed in escrow (the "St. Mary's Escrow") and was subject to indemnifiable claims made by Gans through April 15, 1998. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998. ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow.

     On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow (the "Lower Delaware Escrow") and was subject to indemnifiable claims made by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. ACT 5 received interest of $57,000 in conjunction with the release of the Lower Delaware Escrow.

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

     On August 12, 1998, the Partnership entered into an agreement that provides for the sale of the Riverside System to Century, an unaffiliated third party, for a cash sales price of $33,000,000, subject to certain adjustments. On January 1, 1999, Century assigned its interest in the Riverside Sale to Century Sub. Pursuant to the asset purchase agreement for the Riverside Sale, $1,500,000 of such sales price will be subject to indemnifiable claims for 180 days following consummation of the Riverside Sale.

     The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second quarter of 1999.

     In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on December 31, 1998, the Partnership estimates that the pro forma distribution to Limited Partners would have been $228 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

     In August 1998, TCIC and Century signed a definitive agreement to establish a joint venture that will combine multiple cable television systems in Southern California. Among those systems to be contributed to the Joint Venture by TCIC is the Redlands System. The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCIC will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or some portion of the day-to-day management of the Riverside System.

  Regulation.   The operation of the Riverside System is regulated at the
federal, state and local levels. The 1992 Cable Act and the 1996 Telecom Act established rules under which the Riverside System's regulated basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. Under the 1996 Telecom Act, regulation of tier service is scheduled to sunset on March 31, 1999. At December 31, 1998, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

  During the year ended December 31, 1998, approximately 69% of the Riverside System's revenue was derived from Regulated Services. As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

  Competition. Since 1992, most of Riverside's service areas have been subject to competition from a MMDS operator (the "California MMDS Operator"). Although the California MMDS Operator has generated increased competition in Riverside's service area, the Partnership is currently unable to predict the extent of the competitive effect at this time on the Partnership's financial condition or results of operations. For additional information concerning the revenue and subscriber bases of Riverside, see The Riverside System below. See also

Business - Narrative Description of Business - Competition.
--------------------------------------------

  In addition to MMDS, Riverside competes with other distributors of the same or similar video programming as that offered by its cable system. DBS has emerged as significant competition to cable television systems. As described under Business - Narrative Description of Business - Competition, DBS service is
--------------------------------------------
available within the franchise areas serviced by the Riverside System. However, the Partnership is unable to predict what effect such competition will have on Riverside's financial condition or results of operations.

  The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. See Business - Narrative Description
                                               --------------------------------
of Business - Regulation and Legislation.  The 1996 Telecom Act allows local
-----------
telephone companies, including the RBOCs, to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that the Riverside System will face substantial competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Partnership assumes that all major telephone companies have already entered or may enter the business of providing video services. Most major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of significant competition in the delivery of video services. Based on the foregoing, the Partnership continues to believe that the Riverside System could experience competition from alternative providers of video programming services in the future. The Partnership presently cannot predict the effect that any such competition might have on its financial condition or results of operations.

  As further described under Business - Narrative Description of Business, the
                             --------------------------------------------
Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside introduced digital video services during 1997. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred will be dependent upon the number of digital set-top devices required. The Riverside System had approximately 1,500 subscribers to digital video services at December 31, 1998. The Riverside System incurred approximately $419,000 in capital costs in 1998 related to the introduction of digital video services. The Riverside System aplans to increase the number of subscribers to digital video services.

  The Partnership has no specific plans with respect to more extensive advancements or improvements that would involve the replacement of coaxial trunk cable with fiber optic cable. The Partnership would not proceed with the implementation of any significant technological advancements or improvements without first conducting additional analysis of the economic feasibility of such advancements and improvements. See Liquidity and Capital Resources below.
                                    -------------------------------

  The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                                                     December 31,
                                                     ---------------------------------------------
                                                          1998            1997           1996
                                                     ---------------  -------------  -------------

         Basic Customers /1/                                    19.6           18.9           19.1
                                                             =======         ======         ======

         Premium Subscriptions /1//2/                           20.5           19.9           22.0
                                                             =======         ======         ======

         Homes Passed                                           31.8           31.6           31.3
                                                             =======         ======         ======

         Total Assets                                        $13,873         16,841         19,490
                                                             =======         ======         ======

                                                                       Year ended
                                                                      December 31,
                                                     ----------------------------------------------
                                                          1998            1997            1996
                                                     --------------  --------------  --------------

         Revenue /3/                                         $9,542           8,632           8,388
                                                             ======           =====           =====

         Operating Cash Flow /4/                             $4,074           3,532           3,009
                                                             ======           =====           =====

-------------------------

     /1/ From December 31, 1997 to December 31, 1998, Riverside experienced an increase of 700 basic subscribers and 600 premium subscriptions. The increase in premium subscriptions is comprised of a 400 subscription increase in STARZ! subscriptions and a 300 subscription increase in "ENCORE" subscriptions, partially offset by a 100 subscription decrease in traditional premium subscriptions. From December 31, 1996 to December 31, 1997, Riverside experienced a decrease of 2,100 premium subscriptions and 200 basic subscribers. The decrease in premium subscriptions is comprised of a 1,900 subscription decrease in traditional premium subscriptions and a 400 subscription decrease in "ENCORE" subscriptions, partially offset by a 200 subscription increase in STARZ! subscriptions. The monthly charge for "ENCORE" and STARZ!, which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $10.00 for other premium services. As described under General - Competition above, Riverside is subject
                             -------
          to competition from the California MMDS Operator and DBS providers. The Partnership currently is unable to predict the future effect of such competition on Riverside's financial condition and results of operations.

     /2/ A basic subscriber may subscribe to one or more premium services and the number of premium services reflected represents the total number of such subscriptions. In addition to competition, fluctuations in premium subscriptions may also result from the timing of promotional campaigns that involve the packaging of premium services at a lower per-unit price than would otherwise be paid if such services were purchased separately. As such packaged prices expire, Riverside typically experiences reductions in the number of its premium subscriptions.

     /3/  For additional information concerning Riverside's revenue, see

          Material Changes in Results of Operations below.
          -----------------------------------------

     /4/ Operating income before depreciation, amortization and management fees ("Operating Cash Flow") is a measure of value and borrowing capacity within the cable television industry. Changes in Operating Cash Flow result from the net effect of the revenue and expense variances discussed in Material Changes in Results of Operations below.  The
                       -----------------------------------------
          amounts reflected in the table do not include allocations of certain indirect expenses of the Partnership and are not intended to be a substitute for a measure of performance prepared in accordance with generally accepted accounting principles and should not be relied upon as such.

     On August 12, 1998, the Partnership entered into an agreement that provides for the sale of the Riverside System. The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second quarter of 1999. There is no assurance that that the Riverside Sale will be consummated. For additional information concerning the Riverside Sale, see Asset Sales above.

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

     During 1998, TCI, in its capacity as the ultimate parent of the managing agent of ACT 5, continued its comprehensive effort to assess and remediate the Riverside/Redlands Systems' computer and other systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and beyond. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's important suppliers and vendors.

     ACT 5's year 2000 remediation efforts are being managed by the year 2000 Program Management Office ("PMO") of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. At December 31, 1998, it was comprised of a 119-member, full-time staff, accountable to executive management of TCI. As described above, AT&T and TCI have agreed to a merger. Although no assurance can be given, management of TCI does not anticipate that such merger will have a detrimental impact on the Riverside/Redlands Systems year 2000 assessment and remediation efforts.

     The PMO has defined a four-phase approach to determining the year 2000 readiness of the Riverside/Redlands Systems' computer and other systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of such critical systems, software and equipment. Phase 1, Assessment, involves the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing, involves testing such critical systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

     Management believes that the progress of remediation of the Riverside/Redlands Systems closely follows that of TCIC as a whole, and that the phase completion data set forth below for TCIC may be considered to be a useful guide for estimating the Riverside/Redlands Systems' phase completion and ultimately the progress of remediating potential year 2000 issues impacting ACT 5's operations.

     At December 31, 1998, TCIC's overall progress by phase was as follows:



                                             Percentage of
                                          Year 2000  Projects                 Expected Completion Date
Phase                                     Completed by Phase*                 - All Year 2000 Projects
------------------------------   ------------------------------------   -----------------------------------

Phase 1 - Assessment                           64%                                   April 1999
Phase 2 - Remediation                          20%                                   May 1999
Phase 3 - Testing                              11%                                   July 1999
Phase 4 - Implementation                        3%                                   September 1999

------------------------------

  * The percentages set forth above were calculated by dividing the number of year 2000 projects that have completed a given phase by the total number of year 2000 projects.

  The completion dates set forth above are based on TCIC's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

  TCI is completing an inventory of critical systems with embedded technologies that impact ACT 5's operations and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by April of 1999.

  During 1998, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations (e.g., the suppliers of set-top devices and the provider of ACT 5's billing services). The year 2000 readiness of these providers is critical to continued provision of cable services by ACT 5. TCI has received information that critical systems, services or products supplied to ACT 5 by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999.

  In addition to the survey process described above, TCI has identified ACT 5's most critical supplier/vendor relationships and has instituted a verification process to determine such vendors' year 2000 readiness. Such verification may include reviewing the vendors' test and other data and engaging in regular conferences with the vendors' year 2000 team. TCI is also requiring testing to validate the year 2000 compliance of certain critical products and services.

  Year 2000 expenses and capital expenditures incurred during the year ended December 31, 1998 were not material. Although no assurance can be given, management of ACT 5 currently expects total estimated costs associated with year 2000 remediation efforts to be approximately $200,000. Such amount is exclusive of replacement costs associated with noncompliant information technology ("IT") systems incurred by TCI on behalf of ACT 5. Additionally, ACT 5 is not deferring any planned IT projects due to year 2000 remediation costs.

  The failure to correct a material year 2000 problem in the Redlands System could result in an interruption of ACT 5's provision of cable service through the Riverside System. Management believes that TCI's year 2000 efforts in the Riverside/Redlands Systems will significantly reduce ACT 5's risks associated with the changeover to the year 2000. TCI has implemented certain enterprise-wide contingency plans to minimize the effect of potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that TCI has deemed critical in regard to customer service, business operations, financial impact or safety.

  The failure of addressable controllers contained in the Riverside/Redlands Systems' headend could disrupt the delivery of premium services to customers and could necessitate crediting customers for failure to receive such premium services. In this unlikely event, management expects that it will identify and transmit the lowest cost programming tier. Unless other contingency plans are developed with the programmers, premium and adult content channels would not likely be transmitted until the addressable controller had been repaired.

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

  Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. ACT 5 expects to have such systems returned to normal functioning by turning the power off and then on again ("power off/on"). ACT 5 also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface with and control elevators, escalators,
wireless systems, public access systems and certain telephony systems.   In the
event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

  In the event that the local public utility cannot supply power, TCI expects to supply power for a limited time to the Riverside/Redlands Systems' cable headend and office sites through backup generators.

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


  Results of Operations
  ---------------------

  Material Changes in Results of Operations
  -----------------------------------------

  The decreases in the Partnership's revenue and operating costs and expenses for the year ended December 31, 1998, as compared to the corresponding prior year period, resulted primarily from the impact of the 1997 Sales Transactions. See General above.
    -------

  Revenue decreased $6,713,000 or 41% and $11,853,000 or 42% during the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the timing of the 1997 Sales Transactions. Revenue for Riverside increased $910,000 or 11% for the year ended December 31, 1998, as compared to the corresponding prior year period. Revenue from Riverside's customers accounted for $557,000 of such increase, due to the net effect of a $659,000 increase in basic revenue, a $98,000 increase in revenue from digital products and a $200,000 decrease in traditional premium revenue. Riverside experienced a 7% increase in its average basic rate, a 2% increase in the average number of basic customers, a 5% decrease in its average rate for traditional premium services, and a 2% decrease in the average number of traditional premium subscriptions during the year ended December 31, 1998, as compared to the corresponding prior year period. Advertising sales increased $270,000 and other revenue accounted for the remaining increase in revenue. Revenue for Riverside increased $244,000 or 3% during the year ended December 31, 1997, as compared to the corresponding prior year period. Such increase is attributable to a 3% increase in the weighted average rate received for Regulated Services during 1997. Basic customers for Riverside remained relatively consistent from 1996 to 1997. Premium revenue for Riverside was consistent from 1996 to 1997 as the 10% decrease in premium customers was offset by an increase in the weighted average rate received for premium services. For additional information, see General - The Riverside System
                                                  -------
and General - Regulation above.
    -------

  Programming expense decreased $1,445,000 or 39% and $2,148,000 or 37% for the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the timing of the 1997 Sales Transactions. Programming expense for Riverside increased $116,000 or 6% and $196,000 or 10% during the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. Such increases are primarily attributable to higher programming rates. The Partnership anticipates that Riverside's programming costs will increase in future periods.

  Operating expenses decreased $654,000 or 39% and $1,274,000 or 43% for the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the timing of the 1997 Sales Transactions. Operating expenses for Riverside increased $294,000 or 40% and decreased $51,000 or 6% for the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. The 1998 increase is primarily due to increased labor costs related to the hiring of additional operating personnel in conjunction with Riverside's efforts to increase the number of customers who subscribe to digital video services. The 1997 decrease is attributable to reductions in payroll expenses and other cost-cutting measures implemented at the end of 1996.

  Selling, general and administrative ("SG&A") expenses decreased $2,741,000 or 44% and $2,702,000 or 30% during the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. Such decreases are primarily attributable to the timing of the 1997 Sales Transactions. Exclusive of the effects of the 1997 Sales Transactions, SG&A expenses for the Partnership increased $323,000 or 10% and decreased $399,000 or 11% for the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. The 1998 increase is due to increased costs relating to costs associated with the Riverside Sale and the launch of digital products. The 1997 decrease is primarily attributable to reductions in payroll expenses and other cost-cutting measures implemented at the end of 1996.

  Depreciation and amortization decreased $3,181,000 or 45% and $7,933,000 or 53% during the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. Depreciation and amortization for Riverside increased $126,000 or 4% and decreased $237,000 or 6% for the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. The 1998 increase is primarily attributable to capital expenditures. The 1997 decrease is primarily attributable to certain of Riverside's assets becoming fully depreciated during the last half of 1996.

  Other Income (Expense)
  ----------------------

  The Partnership's interest expense decreased $135,000 or 100% and $167,000 or 55% during the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. Such decreases are due to the Partnership's use of cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under the bank credit facility and to terminate such facility during 1997.

  Interest income decreased $1,195,000 or 61% and increased $1,453,000 or 294% during the years ended December 31, 1998 and 1997, respectively, as compared to the corresponding prior year periods. The decrease in 1998 is due to a decrease in the average balance of the Partnership's cash and cash equivalents, primarily due to the distribution of cash proceeds related to the 1997 Sales Transactions during the third quarter of 1997. The 1997 increase is due to increases in the balances of the Partnership's interest-bearing assets resulting primarily from the receipt of cash proceeds related to the 1997 Sales Transactions.

  During the first quarter of 1998, the Partnership expensed $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

  The Partnership recorded a gain from the 1997 Sales Transactions of $44,093,000 during the year ended December 31, 1997.

  The Partnership's share of Newport News' earnings aggregated $39,995,000 for the year ended December 31, 1996. As described in notes 2 and 4 to the accompanying financial statements of the Partnership, Newport News was liquidated in 1996.

  Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1998.

  Liquidity and Capital Resources
  -------------------------------

  As previously described under General - Asset Sales, the Partnership entered
                                -------
into an agreement that provides for the sale of the Riverside System. In the event that the Riverside Sale is consummated, the Partnership anticipates that it would use all or a portion of the available net cash proceeds to satisfy its liabilities, including any amounts due to related parties, and make distributions to the Partnership's partners.

  In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on December 31, 1998, the Partnership estimates that the pro forma distribution to Limited Partners would have been $228 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

  As previously described under General - Asset Sales, pursuant to the 1997
                                -------
Sales Transactions, $2,337,000 of the combined sales price of the 1997 Sales Transactions was placed in escrow and was subject to indemnifiable claims for up to one year following consummation of the applicable 1997 Sales Transactions. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998 and the Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. Prior to its release, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

  The Partnership's other liabilities represent unclaimed distribution checks to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

  During the year ended December 31, 1998, the Partnership used cash on hand and cash provided by investing activities of $266,000 and $838,000, respectively, to fund operating activities of $1,104,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

  The Partnership estimates that during 1999 it will spend approximately $1.4 million for capital expenditures related to Riverside, of which $928,000 relates to digital video services. The estimated digital video services capital expenditures are based upon the achievement of a target level of new customers to such services, and therefore the estimate of capital expenditures will fluctuate based on the actual number of new customers which subscribe to digital video services. Additionally, such estimated amounts assume a full year of capital expenditures for Riverside and that no significant technological improvements will be implemented to the Riverside System. See related discussion under General - Competition and General - Asset Sales. During the
                 -------                   -------
year ended December 31, 1998, the Partnership expended $1.1 million for capital expenditures of which $419,000 related to digital video services.

  The Partnership anticipates that cash on hand, cash provided by Riverside's operating activities and any cash released from the Southern Tennessee Escrow will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under General -
                                                           -------
Competition), and meet its other liquidity requirements.

Item 8.  Financial Statements and Supplementary Data.
------   -------------------------------------------

  The financial statements of the Partnership are filed under this item beginning on Page II-15. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

     None.

                          Independent Auditors' Report
                          ----------------------------



The Partners
American Cable TV Investors 5, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                                 KPMG LLP


Denver Colorado
February 24, 1999

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                           December 31, 1998 and 1997

                                  (See note 2)

                                                                           1998             1997
                                                                      ---------------  ---------------
Assets                                                                      amounts in thousands
------

Cash and cash equivalents                                                     $16,134           16,400

Trade and other receivables                                                       389              432
 Less allowance for doubtful accounts                                               8               23
                                                                              -------           ------
                                                                                  381              409
                                                                              -------           ------

Property and equipment:
 Cable distribution systems                                                    18,610           17,693
 Support equipment and buildings                                                1,473            1,436
                                                                              -------           ------
                                                                               20,083           19,129
 Less accumulated depreciation                                                 12,269           10,868
                                                                              -------           ------
                                                                                7,814            8,261
                                                                              -------           ------

Franchise costs and other intangibles                                          24,649           24,649
 Less accumulated amortization                                                 19,052           16,686
                                                                              -------           ------
                                                                                5,597            7,963
                                                                              -------           ------

Funds held in escrow (note 2)                                                     494            2,337

Other assets, net of accumulated amortization                                      81              208
                                                                              -------           ------

                                                                              $30,501           35,578
                                                                              =======           ======


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                           Balance Sheets, continued

                                  (See note 2)


                                                                            1998              1997
                                                                      ----------------  ----------------
Liabilities and Partners' Equity                                             amounts in thousands
--------------------------------

Accounts payable                                                                $  53                14

Accrued expenses:
 Unclaimed limited partner distribution checks                                    639             1,138
 Franchise fees                                                                   133               152
 State income taxes withheld from distributions                                    --               150
 Other                                                                             43               157
                                                                              -------            ------
                                                                                  815             1,597
                                                                              -------            ------

Subscriber advance payments and converter deposits                                 46               107

Amounts due to related parties (note 5)                                         1,140             4,919
                                                                              -------            ------

    Total liabilities                                                           2,054             6,637
                                                                              -------            ------

Partners' equity (deficit):
 General partner                                                               (3,017)           (3,012)
 Limited partners                                                              31,464            31,953
                                                                              -------            ------

    Total partners' equity                                                     28,447            28,941
                                                                              -------            ------

Commitments and contingencies (notes 2, 5, 6 and 7)
                                                                              $30,501            35,578
                                                                              =======            ======

See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 1998, 1997 and 1996

                                  (See note 2)


                                                            1998              1997             1996
                                                      ----------------  ----------------  ---------------
                                                                     amounts in thousands,
                                                                    except per unit amounts

Revenue                                                       $ 9,542            16,255           28,108

Operating costs and expenses:
 Programming (primarily from related parties - note
  5)                                                            2,219             3,664            5,812
 Operating (including allocations
  from related parties - note 5)                                1,027             1,681            2,955
 Selling, general and administrative (including
  charges and allocations from related parties -
  note 5)                                                       3,522             6,263            8,965
 Depreciation                                                   1,559             2,690            6,672
 Amortization                                                   2,259             4,309            8,260
                                                              -------            ------           ------

    Total operating expenses                                   10,586            18,607           32,664
                                                              -------            ------           ------

    Operating loss                                             (1,044)           (2,352)          (4,556)

Other income (expense):
 Interest expense                                                  --              (135)            (302)
 Interest income                                                  752             1,947              494
 Write-off of deferred loan costs                                (202)               --               --
 Gain on sale of cable television systems (note 2)                 --            44,093               --
 Share of earnings of Newport News Cablevision
  Associates, L.P. ("Newport News") (note 4)                       --                --           39,995
                                                              -------            ------           ------
                                                                  550            45,905           40,187
                                                              -------            ------           ------

    Net earnings (loss)                                       $  (494)           43,553           35,631
                                                              =======            ======           ======

Net earnings (loss) per limited partnership unit
 ("Unit")                                                      $(2.45)           215.58           176.37
                                                              =======            ======           ======



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statements of Partners' Equity

                  Years ended December 31, 1998, 1997 and 1996

                                  (See note 2)

                                                          General           Limited
                                                          partner           partners           Total
                                                      ---------------   ---------------   ---------------
                                                                     amounts in thousands

Balance at January 1, 1996                                    $(2,724)           60,564            57,840

 Distribution (note 2)                                           (333)          (33,001)          (33,334)

 Net earnings                                                     356            35,275            35,631
                                                      ---------------   ---------------   ---------------

Balance at December 31, 1996                                   (2,701)           62,838            60,137

 Distribution (note 2)                                           (747)          (74,002)          (74,749)

 Net earnings                                                     436            43,117            43,553
                                                      ---------------   ---------------   ---------------

Balance at December 31, 1997                                   (3,012)           31,953            28,941

 Net loss                                                          (5)             (489)             (494)
                                                      ---------------   ----------------  ---------------

Balance at December 31, 1998                                  $(3,017)           31,464            28,447
                                                      ===============   ================  ===============


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 1998, 1997 and 1996

                                  (See note 2)

                                                            1998               1997              1996
                                                      -----------------  ----------------  ----------------
                                                                      amounts in thousands
                                                                          (see note 1)
Cash flows from operating activities:
 Net earnings (loss)                                           $  (494)           43,553            35,631
 Adjustments to reconcile net earnings (loss) to
  net cash provided by (used in) operating
  activities:
    Depreciation and amortization                                3,818             6,999            14,932
    Write-off of deferred loan costs                               202                --                --
    Gain on sale of cable television systems                        --           (44,093)               --
    Share of earnings of Newport News                               --                --           (39,995)
    Changes in operating assets and liabilities,
     net of effects from sale of cable television
     systems:
         Net change in receivables,
          prepaid expenses and other
          assets                                                   (47)              164                 2
         Net change in accounts
          payable, accrued expenses,
          subscriber advance payments
          and converter deposits, and
          amounts due  to related parties                       (4,583)            2,907            (4,534)
                                                               -------           -------           -------

              Net cash provided by (used in)
               operating activities                             (1,104)            9,530             6,036
                                                               -------           -------           -------

Cash flows from investing activities:
 Capital expended for property and equipment                    (1,073)           (1,188)           (5,673)
 Proceeds from sale of cable television systems,
  net of disposition fees and funds held in escrow               1,843            87,270                --
 Distribution from Newport News                                     --                --            35,789
 Other investing activities                                         68                18                63
                                                               -------           -------           -------

              Net cash provided by investing
               activities                                      $   838            86,100            30,179
                                                               -------           -------           -------

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                      Statements of Cash Flows, continued

                  Years ended December 31, 1998, 1997 and 1996

                                  (See note 2)

                                                            1998              1997              1996
                                                      ----------------  ----------------  ----------------
                                                                      amounts in thousands
                                                                          (see note 1)
Cash flows from financing activities:
 Borrowings of debt                                           $    --             1,000             6,500
 Repayments of debt                                                --            (8,500)           (7,700)
 Distributions to partners                                         --           (74,749)          (33,334)
 Change in cash overdraft                                          --            (1,710)              916
                                                              -------           -------           -------

             Net cash provided by (used in)
              financing activities                                 --           (83,959)          (33,618)
                                                              -------           -------           -------


             Net change in cash and  cash
              equivalents                                        (266)           11,671             2,597

             Cash and cash
              equivalents:

              Beginning of year                                16,400             4,729             2,132
                                                              -------           -------           -------

              End of year                                     $16,134            16,400             4,729
                                                              =======           =======           =======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                        December 31, 1998, 1997 and 1996

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

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1998, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

     In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units to the public resulting in gross proceeds of $100,002,500.

     TCI and AT&T have agreed to a merger (the "Merger"), in which TCI will become a wholly-owned subsidiary of AT&T. In anticipation of the Merger, TCI announced that it will restructure certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. ("TCIC") into TCI. The Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

     Cash and Cash Equivalents
     -------------------------

     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     At December 31, 1998 and 1997, $15,761,000 and $10,353,000 of the
     Partnership's cash and cash equivalents were invested in money market funds, respectively. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none, $152,000 and $332,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

     Property and Equipment
     ----------------------

     Property and equipment is stated at cost, which includes an allocation of the acquisition costs of cable television systems. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 20 years.

     Repairs and maintenance are charged to operations, and renewals and additions, including labor and overhead related to installations and interest costs related to construction, are capitalized. Capitalized interest costs were not significant in any of the periods presented in the accompanying financial statements.

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


     Franchise Costs and Other Intangibles
     -------------------------------------

     Franchise costs represent the difference between the acquisition cost of a cable television system and amounts allocated to the tangible assets. Franchise costs are amortized using the straight-line method over the remaining terms of the franchise agreements at the time of acquisition, which ranged from 3 to 15 years. Other intangibles, which were fully amortized in 1998, were amortized using the straight-line method over the estimated lives of the assets, which ranged from 4 to 8 years.

     Impairment of Long-Lived Assets
     -------------------------------

     The Partnership periodically reviews the carrying amounts of property, plant and equipment and its intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgment is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates.

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

     Net Earnings (Loss) Per Unit
     ----------------------------

     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1998 was 200,005.

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

     The Partnership had taxable earnings of $1.0 million, $40.2 million and $42.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     As of February 27, 1998, ACT 5 had processed requests in 1998 for the transfer of Units representing 5% of the total Units. In order to maintain ACT 5's partnership status for federal income tax purposes, no more than 5% of the Units can be transferred in any one tax year. Accordingly, ACT 5 did not process any additional requests for the transfer of Units during 1998. ACT 5 began accepting transfers for the 1999 tax year effective January 1, 1999.

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

     Reclassifications
     -----------------

     Certain amounts have been reclassified for comparability with the 1998 presentation.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     On April 1, 1997, the Partnership sold the cable television system in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System" or "Southern Tennessee") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5. Such claim could prevent the release of some or all of the Southern Tennessee Escrow to ACT 5.

     On April 16, 1997, the Partnership sold the cable television system located in and around St. Mary's County, Maryland ("St. Mary's") to Gans Multimedia Partnership ("Gans"), an unaffiliated third party, for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price was placed in escrow (the "St. Mary's Escrow") and was subject to indemnifiable claims by Gans through April 15, 1998. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998. ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow.

     On June 24, 1997, the Partnership sold the cable television system located in and around Lower Delaware ("Lower Delaware") to Mediacom Delaware LLC ("Mediacom"), an unaffiliated third party, for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow (the "Lower Delaware Escrow") and was subject to indemnifiable claims by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. ACT 5 received interest of $57,000 in conjunction with the release of the Lower Delaware Escrow.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     On August 12, 1998, the Partnership entered into an agreement that provides for the sale of its cable television system located in and around Riverside, California ("Riverside" or the "Riverside System") to Century Communications Corp. ("Century"), an unaffiliated third party, for a cash sales price of $33,000,000, subject to certain adjustments (the "Riverside Sale"). On January 1, 1999, Century assigned its interest in the Riverside Sale to Century Valley Cable Corp., a wholly-owned subsidiary of Century. Pursuant to the asset purchase agreement, $1,500,000 of such sales price will be subject to indemnifiable claims for 180 days following consummation of the Riverside Sale.

     The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second quarter of 1999.

     In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on December 31, 1998, the Partnership estimates that the pro forma distribution to Limited Partners would have been $228 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

     In August 1998, TCIC and Century signed a definitive agreement to establish a joint venture that will combine multiple cable television systems in Southern California (the "Joint Venture"). Among those systems to be contributed to the Joint Venture by TCIC is the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCIC will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or some portion of the day-to-day management of the Riverside System. See note 1.

     Riverside's total assets were $13,873,000 and $16,841,000 as of December 31, 1998 and 1997, respectively. The following table sets forth the revenue for each of the Partnership's cable television systems (amounts in thousands):


                                                                   Years ended December 31,
                                                    ------------------------------------------------------
Revenue                                                    1998               1997              1996
-------                                             ------------------  -----------------  ---------------

Riverside                                                       $9,542              8,632            8,388
Southern Tennessee                                                  --                995            3,868
St. Mary's                                                          --              2,166            6,855
Lower Delaware                                                      --              4,462            8,997
                                                                ------             ------           ------
                                                                $9,542             16,255           28,108
                                                                ======             ======           ======

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

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


                   Newport News Cablevision Associates, L.P.
                   -----------------------------------------

                Condensed Consolidated Statement of Operations

                                                             Year ended December 31,
                                                                       1996
                                                        ----------------------------------
                                                               amounts in thousands

                  Revenue                                          $     --

                  Programming, operating, selling,
                    general and administrative expenses                 (53)
                  Depreciation and amortization                          --
                                                                   --------

                        Operating loss                                  (53)

                  Gain on sale of assets, net of
                    $510,000 of costs and expenses in
                    1996 related to 1995 operations                  99,700
                  Interest income                                       350
                  Interest expense and other, net                       (10)
                                                                   --------

                        Net earnings                               $ 99,987
                                                                   ========

(5)  Transactions with Related Parties
     ---------------------------------

     The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of customers served by the Partnership, aggregated $2,201,000, $3,647,000 and $5,576,000 in 1998, 1997 and 1996, respectively.

     The Partnership has a management agreement with Cablevision whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement (through January 17, 1996, 5-1/2% to Cablevision and 1/2% to Presidio Cable IV Corp., a subsidiary of Presidio). Such fees amounted to $573,000, $975,000 and $1,672,000 during the years ended December 31, 1998, 1997 and 1996, respectively. As a result of ICC's withdrawal as a general partner on January 17, 1996, Cablevision has received the entire 6% management fee since January 17, 1996. See note 1.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements amounted to $207,000, $297,000 and $487,000 in 1998, 1997 and 1996, respectively.

                                                                   (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

     Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the years ended December 31, 1998, 1997 and 1996, Riverside's operating and administrative salaries and expenses aggregated $2,402,000, $2,216,000 and $2,350,000, respectively.

     ACT 5 is obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. In connection with the 1997 Sales Transactions, disposition fees of $2,778,000 were paid to Cablevision.

     Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense allocations.

     Amounts due from related parties bear interest at variable rates (5.0% at December 31, 1998). Interest earned on amounts due from TCI and its affiliates was $120,000 during the year ended December 31, 1998, and was not significant for the years ended December 31, 1997 and 1996.

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

     The Partnership leases certain property and equipment under operating leases. The Partnership's lease expense aggregated $146,000, $344,000 and $539,000 in 1998, 1997 and 1996, respectively, including $4,000, $82,000 and $199,000 paid under pole rental agreements which are terminable on short notice by either party. Riverside's lease expense aggregated $146,000, $214,000 and $187,000 in 1998, 1997 and 1996, respectively, including $4,000, $19,000 and $25,000 paid under pole rental agreements in 1998, 1997 and 1996, respectively. Management expects that in the normal course of business, Riverside's leases that expire will be renewed or replaced by other leases.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements

(7)  Year 2000 Costs
---  ---------------

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

     During 1998, TCI, in its capacity as the ultimate parent of the managing agent of ACT 5, continued its comprehensive effort to assess and remediate the Riverside/Redlands Systems' computer and other systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and beyond.
     TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's important suppliers and vendors.

     ACT 5's year 2000 remediation efforts are being managed by the year 2000 Program Management Office ("PMO") of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. As described in note 1, AT&T and TCI have agreed to a merger. Although no assurance can be given, management of TCI does not anticipate that such merger will have a detrimental impact on the Riverside/Redlands Systems' year 2000 assessment and remediation efforts.

                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)

                         Notes to Financial Statements


     During 1998, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations (e.g., the suppliers of set-top devices and the provider of ACT 5's billing services). The year 2000 readiness of these providers is critical to continued provision of cable services by ACT 5.

     In addition to the survey process described above, TCI has identified ACT 5's most critical supplier/vendor relationships and has instituted a verification process to determine such vendors' year 2000 readiness. Such verification may include reviewing the vendors' test and other data and engaging in regular conferences with the vendors' year 2000 team. TCI is also requiring testing to validate the year 2000 compliance of certain critical products and services.


                                                                     (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

Year 2000 expenses and capital expenditures incurred during the year ended December 31, 1998 were not material. Although no assurance can be given, management of ACT 5 currently expects total estimated costs associated with year 2000 remediation efforts to be approximately $200,000. Such amount is exclusive of replacement costs associated with noncompliant information technology ("IT") systems incurred by TCI on behalf of ACT 5. Additionally, ACT 5 is not deferring any planned IT projects due to year 2000 remediation costs.

The failure to correct a material year 2000 problem in the Redlands System could result in an interruption of ACT 5's provision of cable service through the Riverside System. There can be no assurance that ACT 5's systems, the Riverside/Redlands Systems, or the systems of other companies on which ACT 5 relies will be converted in time or that any such failure to convert by ACT 5 or other companies will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

     As of February 1, 1999, the following executive officers and directors of TCIV 5 operate IR-TCI:

               Name                                              Position
               ----                                              --------

William R. Fitzgerald (1)            President and Director of TCIV 5 since November 1998.  Chief
-----------------------------------  Operating Officer of TCIC since November 1998, Executive Vice
Born May 20, 1957                    President of TCIC since December 1997 and Senior Vice President of TCIC from March 1996 to December 1997.  Serves as a Vice
                                     President of various TCI subsidiaries; and was Senior Vice
                                     President and Partner in Daniels & Associates, a brokerage and investment banking company from 1988 to 1996.


Stephen M. Brett (1)                 Director of TCIV 5 since August 1995. Vice President and
-----------------------------------  Secretary of Cablevision and TCIV 5 since March 1992. Executive
Born September 20, 1940              Vice President, General Counsel and Secretary of TCI since
                                     January 1994.  Executive Vice President of TCIC since October
                                     1997.  Secretary of TCIC since February 1994, and General
                                     Counsel of TCIC since 1991; Senior Vice President of TCIC from
                                     December 1991 until October 1997; Assistant Secretary of TCIC from June 1992 to February 1994; and Vice President and
                                     Secretary of most of TCI's subsidiaries.


Bernard W. Schotters                 Vice President and Treasurer of Cablevision and TCIV 5 since
-----------------------------------  December 1991.  Senior Vice President and Treasurer of TCI
Born November 24, 1944               since October 1997.  Executive Vice President of TCIC since
                                     December 1997, Treasurer of TCIC since December 1991. Senior
                                     Vice President of TCIC from December 1991 to December 1997; and
                                     Vice President and Treasurer of most of TCI's subsidiaries.


Ann M. Koets                         Vice President and Principal Accounting Officer of TCIV 5 since
-----------------------------------  June 1998. Executive Vice President of TCIC since December
Born January 21, 1958                1997, Senior Vice President of TCIC from May 1997 to December
                                     1997; and served in various other capacities with TCIC and its subsidiaries prior to 1997.


                                     III-1

Marvin Jones                         Vice President of TCIV 5 since November 1998.  Director and
-----------------------------------  President of TCIV 5 from March 1996 to November 1998.
Born September 11, 1937              Executive Vice President and Chief Operating Officer of TCIC
                                     from March 1997 to November 1998.  President of one of TCIC's
                                     cable groups from November 1996 to March 1997.  Mr. Jones has performed consulting services in the cable television industry since December 1991.


Arthur C. Belanger (1)               Director of TCIV 5 since June 1996.  Prior  to his retirement
-----------------------------------  in January 1992, Mr. Belanger was Executive Vice President and
Born November 23, 1925               Chief Operating Officer of United Artists Communications, Inc.


Paul F. Schonewolf (1)               Director of TCIV 5 since June 1996. Mr. Schonewolf is the
-----------------------------------  President of Hamilton County/Gore Mt. Cable TV, Inc., a cable
Born February 9, 1937                company serving six upstate New York communities.  From 1987 to
                                     1993 he was President of Schomann Entertainment Corp., which owned and operated cable television companies in New York,
                                     Vermont, New Hampshire and Pennsylvania.  From 1986 to 1994 he
                                     was President of PFS Communications, a consulting company
                                     serving the cable television industry.


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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1998, all applicable filing requirements were complied with.

Item 11.  Executive Compensation.
--------  ----------------------

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to Cablevision. See Certain Relationships and Related Transactions below.
                  ----------------------------------------------

                                     III-2

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

Item 13.  Certain Relationships and Related Transactions.
--------  ----------------------------------------------

     The Partnership purchases programming services from affiliates of TCI. In 1998, the charges, which generally approximate such TCI affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $2,201,000.

     Under a management agreement with Cablevision, the Partnership is charged a management fee of 6% of gross revenue, as defined in the management agreement. Such fees aggregated $573,000 in 1998. Cablevision is also reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $207,000 in 1998.

     Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the year ended December 31, 1998, Riverside's operating and administrative salaries and expenses aggregated $2,402,000.

     At December 31, 1998, the Partnership owed $1,140,000 to TCI and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.

     Amounts due from related parties bear interest at variable rates (5.0% at December 31, 1998). Interest earned on amounts due from TCI and its affiliates was $120,000 during the year ended December 31, 1998.

                                     III-3

                                   PART IV.

Item 14.    Exhibits, Financial Statements and Financial Statement Schedules
--------    ----------------------------------------------------------------
            and Reports on Form 8-K.
            ------------------------

(a) (1) Financial Statements                                                                    Page
                                                                                                ----

Included in Part II of this Report:

        Independent Auditors' Report                                                            II-15

        Balance Sheets, December 31, 1998 and 1997                                              II-16

        Statements of Operations,
           Years ended December 31, 1998, 1997 and 1996                                         II-18

        Statements of Partners' Equity,
           Years ended December 31, 1998, 1997 and 1996                                         II-19

        Statements of Cash Flows,
           Years ended December 31, 1998, 1997 and 1996                                         II-20

        Notes to Financial Statements,
           December 31, 1998, 1997 and 1996                                                     II-22

(a) (2) Financial Statement Schedules

        All schedules are omitted as they are not required or are not applicable.

(a)  (3)  Exhibits
          --------

     The following exhibits are filed herewith or incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

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

     Asset Purchase Agreement by and between American Cable TV Investors 5, Ltd.
      and Century Communications Corp. dated as of August 12, 1998, incorporated by reference to the Partnership's Current Report on Form 8-K filed August 27, 1998.

     First Amendment, dated as of November 11, 1998, to Asset Purchase Agreement dated as of August 12, 1998, by and among American Cable TV Investors 5, Ltd. And Century Communications Corp.

27 - Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1998:

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

AMERICAN CABLE TV INVESTORS 5, LTD., A Colorado Limited Partnership
By:  IR-TCI PARTNERS V, L.P., Its General Partner

     By:  TCI VENTURES FIVE, INC., Its General Partner

         By:  /s/William R. Fitzgerald       March 5, 1999
              ------------------------
              William R. Fitzgerald
              President and Director - TCI Ventures Five, Inc.
              (Principal Executive Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                                   Signature                                      Date
                                   ---------                                      ----


        /s/ William R. Fitzgerald                                           March 5, 1999
        ---------------------------------------------------------------
        William R. Fitzgerald
        President and Director - TCI Ventures Five, Inc.
        (Principal Executive Officer)



        /s/ Stephen M. Brett                                                March 5, 1999
        ---------------------------------------------------------------
        Stephen M. Brett
        Vice President,  Secretary and Director - TCI Ventures Five, Inc.



        /s/ Bernard W. Schotters                                            March 5, 1999
        ---------------------------------------------------------------
        Bernard W. Schotters
        Vice President and Treasurer - TCI Ventures Five, Inc.
        (Chief Financial Officer)



        /s/ Ann M. Koets                                                    March 5, 1999
        ---------------------------------------------------------------
        Ann M. Koets
        Vice President - TCI Ventures Five, Inc.
        (Principal Accounting Officer)



         /s/ Arthur C. Belanger                                             March 5, 1999
        ---------------------------------------------------------------
        Director - TCI Ventures Five, Inc.



        /s/ Paul F. Schonewolf                                              March 5, 1999
        ---------------------------------------------------------------
        Director - TCI Ventures Five, Inc.


                      AMERICAN CABLE TV INVESTORS 5, LTD.


                                 EXHIBIT INDEX
                                 -------------

The following exhibits are filed herewith or incorporated by reference (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

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

      Asset Purchase Agreement by and between American Cable TV Investors 5,
       Ltd. and Century Communications Corp. dated as of August 12, 1998, incorporated by reference to the Partnership's Current Report on Form 8-K filed August 27, 1998.

      First Amendment, dated as of November 11, 1998, to Asset Purchase
       Agreement dated as of August 12, 1998, by and among American Cable TV Investors 5, Ltd. And Century Communications Corp.

27 - Financial Data Schedule.