Form 10-Q
period 1999-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1999-05-13
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Colorado                          84-1048934
---------------------------------------  ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)


        9197 South Peoria Street
          Englewood, Colorado                            80112
---------------------------------------  ------------------------------------
(Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (720) 875-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheet

                                  (unaudited)

                                  (see note 2)

                                                                              March 31,            December 31,
                                                                                1999                   1998
                                                                          ----------------        ----------------
Assets                                                                              amounts in thousands

Cash and cash equivalents (note 4)                                        $         15,729                  16,134

Trade and other receivables, net of allowance for doubtful accounts                    473                     381

Property and equipment:
   Distribution systems                                                             18,905                  18,610
   Support equipment and buildings                                                   1,478                   1,473
                                                                          ----------------        ----------------
                                                                                    20,383                  20,083
   Less accumulated depreciation                                                    12,669                  12,269
                                                                          ----------------        ----------------
                                                                                     7,714                   7,814
                                                                          ----------------        ----------------

Franchise costs and other intangibles                                               24,649                  24,649
   Less accumulated amortization                                                    19,596                  19,052
                                                                          ----------------        ----------------
                                                                                     5,053                   5,597
                                                                          ----------------        ----------------

Funds held in escrow (note 6)                                                          494                     494

Other assets, net of accumulated amortization                                           63                      81
                                                                          ----------------        ----------------

                                                                          $         29,526                  30,501
                                                                          ================        ================

Liabilities and Partners' Equity

Accounts payable and accrued liabilities                                  $            231                     275

Other liabilities                                                                      628                     639

Amounts due to related parties (note 5)                                                399                   1,140
                                                                          ----------------        ----------------

      Total liabilities                                                              1,258                   2,054
                                                                          ----------------        ----------------

Partners' equity (deficit):
   General partner                                                                  (3,019)                 (3,017)
   Limited partners                                                                 31,287                  31,464
                                                                          ----------------        ----------------

      Total partners' equity                                                        28,268                  28,447
                                                                          ----------------        ----------------

Commitments and contingencies (notes 2,  6 and 7)
                                                                          $         29,526                  30,501
                                                                          ================        ================


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)

                                  (see note 2)


                                                                                  Three months ended
                                                                                       March 31,
                                                                             -----------------------------
                                                                                 1999             1998
                                                                             ------------     ------------
                                                                                 amounts in thousands,
                                                                                  except unit amounts

Revenue                                                                      $      2,527            2,309

Operating costs and expenses:
   Programming (primarily from
      related parties - note 5)                                                       611              558
   Operating (including allocations
      from related parties - note 5)                                                  283              237
   Selling, general and administrative (including charges from related
      parties - note 5)                                                             1,057              811
   Depreciation and amortization                                                      944            1,026
                                                                             ------------     ------------

          Total operating expenses                                                  2,895            2,632
                                                                             ------------     ------------

          Operating loss                                                             (368)            (323)

Other income (expense):
   Interest income                                                                    189              120
   Write-off of deferred loan costs                                                    --             (202)
                                                                             ------------     ------------

          Net loss                                                           $       (179)            (405)
                                                                             ============     ============

Net loss per limited partnership unit ("Unit") (note 3)                      $      (0.89)           (2.00)
                                                                             ============     ============

Limited partnership units outstanding                                             200,005          200,005
                                                                             ============     ============


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                       Three months ended March 31, 1999

                                  (unaudited)

                                  (see note 2)


                                                                    General          Limited
                                                                    partner          partners           Total
                                                               ---------------   ---------------  ---------------
                                                                              amounts in thousands

Balance at January 1, 1999                                     $        (3,017)           31,464           28,447

    Net loss                                                                (2)             (177)            (179)
                                                               ---------------   ---------------  ---------------

Balance at March 31, 1999                                      $        (3,019)           31,287           28,268
                                                               ===============   ===============  ===============



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)

                                  (see note 2)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                   -----------------------------
                                                                                        1999           1998
                                                                                   -------------   -------------
                                                                                        amounts in thousands
                                                                                            (see note 4)

Cash flows from operating activities:
    Net loss                                                                       $        (179)           (405)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                        944           1,026
        Write-off of deferred loan costs                                                      --             202
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                                      (74)            137
             Net change in accounts payable and accrued liabilities, other
                liabilities and amounts due to related parties                              (796)         (8,445)
                                                                                   -------------   -------------

             Net cash used in operating activities                                          (105)         (7,485)
                                                                                   -------------   -------------

Cash flows from investing activities:
    Capital expended for property and equipment                                             (300)            (53)
    Other investing activities                                                                --             (11)
                                                                                   -------------   -------------

             Net cash used in investing activities                                          (300)            (64)
                                                                                   -------------   -------------

Cash flows from financing activities                                                          --              --
                                                                                   -------------   -------------

             Net change in cash and cash
               equivalents                                                                  (405)         (7,549)

             Cash and cash equivalents:
                Beginning of period                                                       16,134          17,711
                                                                                   -------------   -------------

                End of period                                                      $      15,729          10,162
                                                                                   =============   =============


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 March 31, 1999

                                  (unaudited)


(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 1999 and its results of operations for the three months ended March 31, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1998 Annual Report on Form 10-K.

         The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of Tele-Communications, Inc. ("TCI") and is the managing agent of the Partnership.

         On March 9, 1999, AT&T Corp. ("AT&T") acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, TCI became a subsidiary of AT&T. Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. ("TCIC") into TCI. The AT&T Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior period amounts have been reclassified for comparability with the 1999 presentation.

                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements


(2)      Pending Asset Sale

         On August 12, 1998, the Partnership entered into an agreement that provides for the sale of its remaining cable television system located in and around Riverside, California ("Riverside" or the "Riverside System") to Century Communications Corp. ("Century"), an unaffiliated third party, for a cash sales price of $33,000,000, subject to certain adjustments (the "Riverside Sale"). Pursuant to the asset purchase agreement, $1,500,000 of such sales price will be subject to indemnifiable claims for 180 days following consummation of the Riverside Sale. On January 1, 1999, Century assigned its interest in the Riverside Sale to Century Valley Cable Corp. ("Century Sub"), a wholly-owned subsidiary of Century.

         The Riverside Sale was approved by the Partnership's limited partners ("Limited Partners") at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second quarter of 1999.

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on March 31, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $229 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

         In August 1998, TCI and Century signed a definitive agreement to establish a joint venture that will combine multiple cable television systems in Southern California (the "Joint Venture"). Among those systems to be contributed to the Joint Venture by TCI is the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCI will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or some portion of the day-to-day management of the Riverside System.

(3)      Allocation of Net Earnings and Net Losses

         Net earnings and net losses shall be allocated 99% to the Limited Partners and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although distributions have been made which allowed Limited Partners to achieve Payback, Limited Partners have not yet received a 6% return on their aggregate contributions. Accordingly, amounts will continue to be allocated 99% to the Limited Partners and 1% to the General Partner until such 6% return has been achieved.

         Net loss per Unit is calculated by dividing net loss attributable to the Limited Partners by the number of Units outstanding during each period.

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At March 31, 1999, $15,218,000 of the Partnership's cash and cash equivalents was invested in money market funds.


                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

(5)      Transactions with Related Parties

         The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of customers served by the Partnership, aggregated $609,000 and $553,000 for the three months ended March 31, 1999 and 1998, respectively.

         The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $152,000 and $134,000 for the three months ended March 31, 1999 and 1998, respectively.

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $67,000 and $33,000 for the three months ended March 31, 1999 and 1998, respectively.

         Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the three months ended March 31, 1999 and 1998, Riverside's operating and administrative salaries and expenses amounted to $600,000 and $583,000, respectively.

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

         On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

(7)      Year 2000 Costs

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

         During the three months ended March 31, 1999, TCI, in its capacity as the ultimate parent of the managing agent of ACT 5, continued its comprehensive effort to assess and remediate the Riverside/Redlands Systems' computer and other systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and beyond. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's important suppliers and vendors.

         ACT 5's year 2000 remediation efforts are being managed by the year 2000 Program Management Office ("PMO") of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. At March 31, 1999, it was comprised of a 230-member, full-time staff, accountable to executive management of TCI.

                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

         During the three months ended March 31, 1999, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations (e.g., the suppliers of set-top devices and the provider of ACT 5's billing services). The year 2000 readiness of these providers is critical to continued provision of cable services by ACT 5.

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

         Year 2000 expenses and capital expenditures incurred during the three months ended March 31, 1999 were not material. Although no assurance can be given, management of ACT 5 currently expects total estimated costs associated with year 2000 remediation efforts to be approximately $200,000. Such amount is exclusive of replacement costs associated with noncompliant information technology ("IT") systems incurred by TCI on behalf of ACT 5. Additionally, ACT 5 is not deferring any planned IT projects due to year 2000 remediation costs.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998. The following discussion focuses on material changes in the trends, risks and uncertainties affecting the Partnership's results of operations and financial condition. Reference should also be made to the Partnership's financial statements included herein.

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

         AT&T Merger

         On March 9, 1999, AT&T acquired TCI in a merger. In the AT&T Merger, TCI became a subsidiary of AT&T. Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries, including the merger of its subsidiary, TCIC into TCI. The AT&T Merger is not expected to have a material effect on the Partnership's results of operations or financial condition.

         Pending Asset Sale

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

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on March 31, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $229 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

         In August 1998, TCI and Century signed a definitive agreement to establish a joint venture that will combine multiple cable television systems in Southern California. Among those systems to be contributed to the Joint Venture by TCI is the Redlands System. The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCI will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or some portion of the day-to-day management of the Riverside System.

         Regulation

         The operation of the Riverside System is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act", and together with the 1992 Cable Act, the "Cable Acts") established rules under which the Riverside System's regulated basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. The FCC's authority to regulate any cable programming service tier ("CPST") expired on March 31, 1999. At March 31, 1999, none of the Riverside System's franchise areas were subject to such rate regulation. However, future events could occur that could cause one or more of the Riverside System's franchise areas to be subject to rate regulation.

         During the three months ended March 31, 1999, approximately 33% of the Riverside System's revenue was derived from Regulated Services (exclusive of CPST). As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

         Competition

         Since 1992, most of Riverside's service areas have been subject to competition from a multi-channel multi-point distribution system ("MMDS") operator (the "California MMDS Operator"). Although the California MMDS Operator has generated increased competition in Riverside's service area, the Partnership is currently unable to predict the extent of the competitive effect at this time on the Partnership's financial condition or results of operations. For additional information concerning the revenue and customer bases of Riverside, see The Riverside System below.

         In addition to MMDS, Riverside competes with other distributors of the same or similar video programming as that offered by its cable system. Direct broadcast satellite ("DBS") has emerged as significant competition to cable television systems. DBS service is available within the franchise areas serviced by the Riverside System. However, the Partnership is unable to predict what effect such competition will have on Riverside's financial condition or results of operations.

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

         The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside is providing digital video services. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred is dependent upon the number of digital set-top devices required. The Riverside System had approximately 1,900 subscribers to digital video services at March 31, 1999. Capital costs incurred by the Riverside System during the three months ended March 31, 1999 related to digital video services were not significant. The Riverside System plans to increase the number of subscribers to digital video services.

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

         The Riverside System

         The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                                                      March 31,              March 31,
                                                                        1999                    1998
                                                                     -----------             ----------

         Basic Customers (1)                                              19.8                  19.0
         Premium Subscriptions (1)(2)                                     20.1                  20.6


                                                                            Three months ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                        1999                   1998
                                                                     -----------             ----------

         Revenue (3)                                                 $     2,527                  2,309
                                                                     ===========             ==========

         Operating Cash Flow (4)                                     $       958                    948
                                                                     ===========             ==========

         (1) From March 31, 1998 to March 31, 1999, Riverside experienced an increase of 800 basic customers and a decrease of 500 premium subscriptions. Such decrease in premium subscriptions is comprised of a 500 subscription decrease in traditional premium subscriptions. The Partnership maintained a relatively consistent number of "STARZ!" and "ENCORE" subscriptions during this period. The monthly charge for "ENCORE" and "STARZ!", which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $10.00 for other premium services. As described under Competition above, Riverside is subject to competition from the California MMDS Operator and DBS providers. The Partnership currently is unable to predict the future effect of such competition on Riverside's financial condition and results of operations.

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

         (3) For additional information concerning Riverside's revenue, see Material Changes in Results of Operations below.

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

         At March 31, 1999 and 1998, the Riverside System passed approximately 31,800 and 31,500 homes, respectively.

         On August 12, 1998, the Partnership entered into an agreement that provides for the sale of the Riverside System. The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second quarter of 1999. There is no assurance that the Riverside Sale will be consummated. See Pending Asset Sale above.

         Year 2000

         In addition to the property and equipment owned by the Riverside System, certain office facilities, personnel, and cable distribution assets of the Redlands System, and certain software and equipment of TCI are utilized by the Riverside/Redlands Systems. Accordingly, the assessment and remediation of ACT 5's year 2000 issues are dependent upon the assessment and remediation by TCI of certain of its own year 2000 issues and the year 2000 issues of the Riverside/Redlands Systems.

         During the three months ended March 31, 1999, TCI, in its capacity as the ultimate parent of the managing agent of ACT 5, continued its comprehensive effort to assess and remediate the Riverside/Redlands Systems' computer and other systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and beyond. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's important suppliers and vendors.

         ACT 5's year 2000 remediation efforts are being managed by the year 2000 PMO of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. At March 31, 1999, it was comprised of a 230-member, full-time staff, accountable to executive management of TCI. Although no assurance can be given, management of TCI does not anticipate that such merger will have a detrimental impact on the Riverside/Redlands Systems year 2000 assessment and remediation efforts.

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

         At March 31, 1999, TCI's overall progress by phase was as follows:

                                                Percentage of Year 2000                  Expected Completion Date
Phase                                        Projects Completed by Phase*                 -All Year 2000 Projects
-----                                        ----------------------------                 -----------------------

Phase 1-Assessment                                        85%                                    May 1999
Phase 2-Remediation                                       48%                                    July 1999
Phase 3-Testing                                           34%                                 September 1999
Phase 4-Implementation                                    21%                                  October 1999

---------------------
         *The percentages set forth above were calculated by dividing the number of year 2000 projects that have completed a given phase by the total number of year 2000 projects.

         The completion dates set forth above are based on TCI's current expectations. However, due to the uncertainties inherent in year 2000 remediation, no assurances can be given as to whether such projects will be completed on such dates.

         TCI is completing an inventory of critical systems with embedded technologies that impact ACT 5's operations and is currently determining the correct remediation approach. The embedded technologies assessments are expected to be complete by May of 1999.

         During the three months ended March 31, 1999, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations (e.g., the suppliers of set-top devices and the provider of ACT 5's billing services). The year 2000 readiness of these providers is critical to continued provision of cable services by ACT
5. TCI has received information that critical systems, services or products supplied to ACT 5 by third parties are either year 2000 ready or are expected to be year 2000 ready by mid-1999.

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

         Year 2000 expenses and capital expenditures incurred during the three months ended March 31, 1999 were not material. Although no assurance can be given, management of ACT 5 currently expects total estimated costs associated with year 2000 remediation efforts to be approximately $200,000. Such amount is exclusive of replacement costs associated with noncompliant IT systems incurred by TCI on behalf of ACT 5. Additionally, ACT 5 is not deferring any planned IT projects due to year 2000 remediation costs.

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

Material Changes in Results of Operations

         Revenue increased $218,000 or 9% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Such increase in revenue is primarily attributable to a $142,000 increase in basic revenue, a $62,000 increase in pay-per-view revenue and an increase in equipment rental revenue. Riverside experienced a 6% increase in its average basic rate and a 4% increase in the number of average basic customers during the three months ended March 31, 1999, as compared to the corresponding prior year period. Revenue from premium services was relatively constant during the three month periods ended March 31, 1999 and 1998. For additional information, see The Riverside System and Regulation above.

         Programming expense increased $53,000 or 9% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Such increase is due to higher programming rates. It is anticipated that the Partnership's programming costs will continue to increase in future periods.

         Operating expenses increased $46,000 or 19% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Such increase is due to increased labor costs associated with the deployment of digital video services during the second quarter of 1998.

         Selling, general and administrative expenses increased $246,000 or 30% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Such increase is due primarily to increased costs associated with the deployment of digital products during the second quarter of 1998, additional expenses related to the mailing of information to Limited Partners during the first quarter of 1999 and increased billing service fees.

         Depreciation and amortization expense decreased $82,000 or 8% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Amortization expense for the 1998 period includes $92,000 attributable to the year ended December 31, 1997. Exclusive of such amount, depreciation and amortization was relatively constant during the three month periods ended March 31, 1999 and 1998.

         Other Income and Expense

         Interest income increased $69,000 or 58% for the three months ended March 31, 1999, as compared to the corresponding prior year period. Such increase is primarily due to a higher average cash and cash equivalent balance. The increase in the average cash and cash equivalent balance is primarily the result of the release to the Partnership of funds held in escrow during 1998.

         During the first quarter of 1998, the Partnership wrote off $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

         Material Changes in Financial Condition

         As previously described under Pending Asset Sale, the Partnership entered into an agreement that provides for the sale of the Riverside System. In the event that the Riverside Sale is consummated, the Partnership anticipates that it would use all or a portion of the available net cash proceeds to satisfy its liabilities, including any amounts due to related parties, and make distributions to the Partnership's partners.

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on March 31, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $229 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

         Prior to the release of the Southern Tennessee Escrow, Rifkin filed a claim against such escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

         The Partnership's other liabilities represent unclaimed distribution checks to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

         During the three months ended March 31, 1999, the Partnership used cash on hand to fund operating and investing activities of $105,000 and $300,000, respectively. See the Partnership's statements of cash flows included in the accompanying financial statements.

         The Partnership estimates that during 1999 it will spend approximately $1.4 million for capital expenditures related to Riverside, of which $928,000 relates to digital video services. The estimated digital video services capital expenditures are based upon the achievement of a target level of new customers to such services, and therefore the estimate of capital expenditures will fluctuate based on the actual number of new customers which subscribe to digital video services. Additionally, such estimated amounts assume a full year of capital expenditures for Riverside and that no significant technological improvements will be implemented to the Riverside System. See related discussion under Competition and The Riverside System.

         The Partnership anticipates that cash on hand will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under Competition), and to meet its other liquidity requirements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1999:

                  None.

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

                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                       (A Colorado Limited Partnership)

                                      By:         IR-TCI PARTNERS V, L.P.,
                                                  Its General Partner

                                      By:         TCI VENTURES FIVE, INC.,
                                                  A General Partner



Date:  May 13, 1999                   By:         /s/ Ann M. Koets
                                                  ----------------------------
                                                  Ann M. Koets
                                                  Vice President
                                                  (Chief Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed herewith or are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K) as noted:

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

     (27)      American Cable TV Investors 5, LTD. Financial Data Schedule.