Form 10-Q
period 1999-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1999-08-13
CIK 810963

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to
                                        -----    -----

Commission File No. 0-16784


                      AMERICAN CABLE TV INVESTORS 5, LTD.
                      -----------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Colorado                            84-1048934
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


        9197 South Peoria Street
          Englewood, Colorado                               80112
(Address of principal executive offices)                 (Zip Code)


       Registrant's telephone number, including area code: (720) 875-4000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

PART I - FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheet

                                  (unaudited)

                                  (see note 2)

                                                                           June 30,       December 31,
                                                                             1999             1998
                                                                           --------       ------------
Assets                                                                        amounts in thousands
 Cash and cash equivalents (note 4)                                        $ 16,301         16,134

 Trade and other receivables, net of allowance for doubtful accounts
                                                                                389            381

 Property and equipment:
    Distribution systems                                                     19,249         18,610
    Support equipment and buildings                                           1,495          1,473
                                                                           --------        -------
                                                                             20,744         20,083
    Less accumulated depreciation                                            13,071         12,269
                                                                           --------        -------
                                                                              7,673          7,814
                                                                           --------        -------

 Franchise costs and other intangibles                                       24,649         24,649
    Less accumulated amortization                                            20,141         19,052
                                                                           --------        -------
                                                                              4,508          5,597
                                                                           --------        -------

 Funds held in escrow (note 6)                                                  494            494

 Other assets, net of accumulated amortization                                   46             81
                                                                           --------        -------

                                                                           $ 29,411         30,501
                                                                           ========        =======

 Liabilities and Partners' Equity

 Accounts payable and accrued liabilities                                  $    221            275

 Other liabilities                                                              613            639

 Amounts due to related parties (note 5)                                        342          1,140
                                                                           --------        -------

       Total liabilities                                                      1,176          2,054
                                                                           --------        -------

 Partners' equity (deficit):
    General partner                                                          (3,019)        (3,017)
    Limited partners                                                         31,254         31,464
                                                                           --------        -------

       Total partners' equity                                                28,235         28,447
                                                                           --------        -------

 Commitments and contingencies (notes 2,  6 and 7)
                                                                           $ 29,411         30,501
                                                                           ========        =======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                  (unaudited)

                                  (see note 2)


                                                              Three months ended               Six months ended
                                                                   June 30,                        June 30,
                                                          -------------------------        ------------------------
                                                            1999             1998            1999            1998
                                                          ---------        --------        --------        --------
                                                                  amounts in thousands, except unit amounts
 Revenue                                                  $   2,578           2,311           5,009           4,538

 Operating costs and expenses:
     Programming (primarily from related parties -
        note 5)                                                 617             552           1,228           1,110
     Operating (including allocations from related
        parties - note 5)                                       259             275             571             526
     Selling, general and administrative (including
        charges from related parties - note 5)                  902             771           1,834           1,486
     Year 2000 costs (allocated from related parties
        --note 5)                                                77              --              77              --
     Depreciation and amortization                              947             943           1,891           1,969
                                                          ---------        --------        --------        --------

            Total operating expenses                          2,802           2,541           5,601           5,091
                                                          ---------        --------        --------        --------


            Operating loss                                     (224)           (230)           (592)           (553)

 Other income (expense):
     Interest income                                            191             219             380             339
     Write-off of deferred loan costs                            --              --              --            (202)
                                                          ---------        --------        --------        --------

            Net loss                                      $     (33)            (11)           (212)           (416)
                                                          =========        ========        ========        ========

 Net loss per limited partnership unit
        ("Unit")  (note 3)                                $    (.16)           (.05)          (1.05)          (2.06)
                                                          =========        ========        ========        ========

 Limited partnership units outstanding                      200,005         200,005         200,005         200,005
                                                          =========        ========        ========        ========


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statement of Partners' Equity

                         Six months ended June 30, 1999

                                  (unaudited)

                                  (see note 2)


                                  General        Limited
                                  partner        partners        Total
                                  -------        --------       -------
                                           amounts in thousands
 Balance at January 1, 1999       $(3,017)        31,464         28,447

     Net loss                          (2)          (210)          (212)
                                  -------        -------        -------

 Balance at June 30, 1999         $(3,019)        31,254         28,235
                                  =======        =======        =======



See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                  (unaudited)

                                  (see note 2)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                   -----------------------
                                                                                     1999           1998
                                                                                   --------        -------
                                                                                     amounts in thousands
                                                                                         (see note 4)
 Cash flows from operating activities:
     Net loss                                                                      $   (212)          (416)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
         Depreciation and amortization                                                1,891          1,969
         Write-off of deferred loan costs                                                --            202
         Changes in operating assets and liabilities:
              Net change in receivables and other assets                                 27            190
              Net change in accounts payable and accrued liabilities, other
                 liabilities and amounts due to related parties                        (878)       (10,389)

                                                                                   --------        -------
              Net cash provided by (used in) operating activities                       828         (8,444)
                                                                                   --------        -------

 Cash flows from investing activities:
     Capital expended for property and equipment                                       (662)          (237)
     Proceeds from sale of cable television systems, net of disposition fees             --            766
     Other investing activities                                                           1              9
                                                                                   --------        -------

              Net cash provided by (used in) investing activities                      (661)           538
                                                                                   --------        -------

 Cash flows from financing activities -
     change in cash overdraft                                                            --            310
                                                                                   --------        -------

              Net change in cash and cash
                equivalents                                                             167         (7,596)

              Cash and cash equivalents:
                 Beginning of period                                                 16,134         17,711
                                                                                   --------        -------

                 End of period                                                     $ 16,301         10,115
                                                                                   ========        =======


See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

                                 June 30, 1999

                                  (unaudited)


(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 1999 and its results of operations for the six months ended June 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

         On March 9, 1999, AT&T Corp. ("AT&T") acquired TCI in a merger (the "AT&T Merger"). In the AT&T Merger, TCI became a subsidiary of AT&T. Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries, including the merger of its subsidiary, TCI Communications, Inc. ("TCIC") into TCI. The AT&T Merger has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

         In August 1998, TCI and Century signed a definitive agreement to establish a joint venture that will combine multiple cable television systems in Southern California (the "Joint Venture"). Among those systems to be contributed to the Joint Venture by TCI is the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCI will have an approximate 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or some portion of the day-to-day management of the Riverside System.

         The Riverside Sale was approved by the Partnership's limited partners ("Limited Partners") at a special meeting that occurred on December 11, 1998.

                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

         In connection with the Riverside Sale, the Partnership and Century filed certain forms with the City of Moreno Valley, California ("Moreno Valley") and the County of Riverside (the "Riverside Franchise") requesting that each such franchising authority approve the transfer of the franchise for their respective area to Century. Century and the Joint Venture have also filed forms with Moreno Valley and the Riverside Franchise relating to the transfer of the franchises to the Joint Venture. On March 5, 1999, Century announced that it had entered into an agreement to merge (the "Merger") with and into Adelphia Communications Corporation ("Adelphia"). In the event the Merger is consummated, Adelphia will control the Joint Venture. Century and Adelphia have filed certain forms with Moreno Valley and the Riverside Franchise relating to the Merger. On June 22, 1999, Moreno Valley adopted a resolution rejecting the proposed transfer of the Moreno Valley franchise to Century. Representatives of the Partnership and Century have requested that Moreno Valley rescind this resolution and agree to a reasonable extension in order to reach an agreement on the terms of the franchise transfer. Moreno Valley has indicated an interest in continuing negotiations on such matter. The Riverside Franchise has requested additional financial information from the Partnership and Century. The Partnership and Century have agreed to extend the Riverside Franchise's review period in order to respond to such request. The Partnership and Century are diligently pursuing all available means to receive approval from Moreno Valley and the Riverside Franchise. However, there can be no assurance as to
         (i) whether such approvals will be received, (ii) the time frame in which any approvals might be obtained, and (iii) whether any conditions that might be imposed on the transfer will be acceptable to Century and/or the Joint Venture. The Partnership and Century have entered into a contract extension to enable the Partnership and Century to obtain the requisite approvals. Subject to approval of the franchise transfers and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second half of 1999.

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on June 30, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $232 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At June 30, 1999, $15,643,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)      Transactions with Related Parties

         The Partnership purchases programming services from affiliates of TCI. The charges, which generally approximate such TCI affiliates' cost and are based upon the number of customers served by the Partnership, aggregated $1,227,000 and $1,102,000 for the six months ended June 30, 1999 and 1998, respectively.

         The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $301,000 and $272,000 for the six months ended June 30, 1999 and 1998, respectively.

                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $117,000 and $99,000 for the six months ended June 30, 1999 and 1998, respectively.

         Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the six months ended June 30, 1999 and 1998, Riverside's operating and administrative salaries and expenses amounted to $1,318,000 and $1,123,000, respectively.

         Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

         Costs incurred by TCI and allocated to ACT 5 with respect to the remediation of ACT 5's year 2000 issues aggregated $77,000 through June 30, 1999. See note 7.

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

         During the six months ended June 30, 1999, TCI, in its capacity as the indirect parent of the managing agent of ACT 5, continued its enterprise-wide, comprehensive efforts to assess and remediate the Riverside/Redlands Systems' computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Riverside/Redlands Systems' programming services, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners' and affiliates' year 2000 status.

         ACT 5's year 2000 remediation efforts are being managed by the year 2000 Program Management Office ("PMO") of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. At June 30, 1999, it was comprised of a 340-member, full-time staff, accountable to executive management of TCI.

         During the six months ended June 30, 1999, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations. The year 2000 readiness of such vendors and suppliers is critical to continued provision of the Riverside/Redlands Systems' cable service. TCI has examined the public disclosures regarding compliance status made by vendors of critical systems products utilized by ACT 5 (such as addressable controllers, accounting systems and other critical hardware and software), and TCI is in the process of examining the public disclosures regarding compliance status made by critical suppliers (such as utilities, banking, and similar critical operational services). Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' test data certifications, engaging in regular conferences with vendors' year 2000 teams, or re-examining public disclosures for changes in status. For those vendors and suppliers who do not expect to be year 2000 ready by December 31, 1999, or are deemed to be critical to ACT 5's operations, contingency planning efforts are underway to make such changes as are required to continue critical operations.

                                                                    (continued)

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Notes to Financial Statements

         Year 2000 expenses and capital expenditures incurred during the six months ended June 30, 1999 were $77,000. Management of TCI currently estimates ACT 5's remaining costs to be not less than $171,000, bringing the total estimated cost associated with ACT 5's year 2000 remediation efforts to be not less than $248,000.

         The failure to correct a material year 2000 problem in the Redlands System could result in an interruption or failure of ACT 5's provision of cable service through the Riverside System. There can be no assurance that ACT 5's systems, the Riverside/Redlands Systems, or the systems of other companies on which ACT 5 relies will be converted in time or that any such failure to convert by ACT 5 or other companies will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

         AT&T Merger

         On March 9, 1999, AT&T acquired TCI in a merger. In the AT&T Merger, TCI became a subsidiary of AT&T. Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries, including the merger of its subsidiary, TCIC into TCI. The AT&T Merger has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

         In August 1998, TCI and Century signed a definitive agreement to establish the Joint Venture. Among those systems to be contributed to the Joint Venture by TCI is the Redlands System. The Riverside System currently utilizes office facilities, personnel and certain cable distribution assets (including the headend) of the Redlands System. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCI will have a 25% interest in the Joint Venture, which will be managed by Century. In the event that the Joint Venture is consummated prior to the Riverside Sale, or the Joint Venture is consummated and the Riverside Sale is not consummated, Cablevision will continue to manage the Riverside System. The Partnership has agreed that in the event the Joint Venture is consummated prior to the Riverside Sale, Cablevision may engage the Joint Venture to perform all or some portion of the day-to-day management of the Riverside System.

         The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998.

         In connection with the Riverside Sale, the Partnership and Century filed certain forms with Moreno Valley and the Riverside Franchise requesting that each such franchising authority approve the transfer of the franchise for their respective area to Century. Century and the Joint Venture have also filed forms with Moreno Valley and the Riverside Franchise relating to the transfer of the franchises to the Joint Venture. On March 5, 1999, Century announced that it had entered into an agreement to merge with and into Adelphia. In the event the Merger is consummated, Adelphia will control the Joint Venture. Century and Adelphia have filed certain forms with Moreno Valley and the Riverside Franchise relating to the Merger. On June 22, 1999, Moreno Valley adopted a resolution rejecting the proposed transfer of the Moreno Valley franchise to Century. Representatives of the Partnership and Century have requested that Moreno Valley rescind this resolution and agree to a reasonable extension in order to reach an agreement on the terms of the franchise transfer. Moreno Valley has indicated an interest in continuing negotiations on such matter. The Riverside Franchise has requested additional financial information from the Partnership and Century. The Partnership and Century have agreed to extend the Riverside Franchise's review period in order to respond to such request. The Partnership and Century are diligently pursuing all available means to receive approval from Moreno Valley and the Riverside Franchise. However, there can be no assurance as to (i) whether such approvals will be received, (ii) the time frame in which any approvals might be obtained, and (iii) whether any conditions that might be imposed on the transfer will be acceptable to Century and/or the Joint Venture. The Partnership and Century have entered into a contract extension to enable the Partnership and Century to obtain the requisite approvals. Subject to approval of the franchise transfers and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second half of 1999.

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on June 30, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $232 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

         Regulation

         The operation of the Riverside System is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act", and together with the 1992 Cable Act, the "Cable Acts") established rules under which the Riverside System's regulated basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. The FCC's authority to regulate any cable programming service tier ("CPST") expired on March 31, 1999. At June 30, 1999, none of the Riverside System's franchise areas were subject to such rate regulation. However, if a local franchise authority becomes certified to regulate rates, basic service and associated equipment rates would be subject to rate regulation.

         During the six months ended June 30, 1999, approximately 33% of the Riverside System's revenue was derived from Regulated Services (exclusive of CPST). As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

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

         The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside is providing digital video services. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred are dependent upon the number of digital set-top devices required. The Riverside System had approximately 2,300 subscribers to digital video services at June 30, 1999. Capital costs incurred by the Riverside System during the six months ended June 30, 1999 related to digital video services were not significant. The Riverside System plans to increase the number of subscribers to digital video services.

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

         The Riverside System

         The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                           June 30,    June 30,
                                             1999        1998
                                           --------    --------
          Basic Customers (1)                20.3       19.1
          Premium Subscriptions (1)(2)       19.7       21.0

                                         Six months ended
                                             June 30,
                                        ------------------
                                         1999        1998
                                        ------       -----
          Revenue (3)                   $5,009       4,538
                                        ======       =====

          Operating Cash Flow (4)       $1,867       1,787
                                        ======       =====


         (1) From June 30, 1998 to June 30, 1999, Riverside experienced an increase of 1,200 basic customers and a decrease of 1,300 premium subscriptions. Such decrease in premium subscriptions is comprised of a 700 subscription decrease in traditional premium subscriptions, a 300 subscription decrease in "STARZ!" subscriptions and a 300 subscription decrease in "ENCORE" subscriptions during this period. The monthly charge for "ENCORE" and "STARZ!", which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $10.00 for other premium services. As described under Competition above, Riverside is subject to competition from the California MMDS Operator and DBS providers. The Partnership currently is unable to predict the future effect of such competition on Riverside's financial condition and results of operations.

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

         The Riverside System passed approximately 31,500 homes at both June 30, 1999 and 1998.

         On August 12, 1998, the Partnership entered into an agreement that provides for the sale of the Riverside System. The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the second half of 1999. There is no assurance that the Riverside Sale will be consummated. See Pending Asset Sale above for additional information regarding the Riverside Sale.

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

         During the six months ended June 30, 1999, TCI, in its capacity as the indirect parent of the managing agent of ACT 5, continued its enterprise-wide, comprehensive efforts to assess and remediate the Riverside/Redlands Systems' computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Riverside/Redlands Systems' programming services, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners' and affiliates' year 2000 status.

         ACT 5's year 2000 remediation efforts are being managed by the year 2000 PMO of TCI. The PMO is responsible for overseeing, coordinating and reporting on ACT 5's year 2000 remediation efforts. At June 30, 1999, it was comprised of a 340-member, full-time staff, accountable to executive management of TCI.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of the Riverside/Redlands Systems' systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of the Riverside/Redlands Systems' critical systems, software and equipment. Phase 1, Assessment, involves the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also includes the preparation of the workplans needed for remediation. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing, involves testing the Riverside/Redlands Systems' critical systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service.

         Management believes that the progress of remediation of the Riverside/Redlands Systems closely follows that of TCI as a whole, and that the phase completion data set forth below for TCI may be considered to be a useful guide for estimating the Riverside/Redlands Systems' phase completion and ultimately the progress of remediating potential year 2000 issues impacting ACT 5's operations.

         At June 30, 1999, TCI's overall progress by phase was as follows:

                                  Percentage of Year 2000             Expected Completion Date
Phase                          Projects Completed by Phase*            -All Year 2000 Projects
-----                          ----------------------------           ------------------------
Phase 1-Assessment                         100%                               Completed
Phase 2-Remediation                         99%                              August 1999
Phase 3-Testing                             81%                            September 1999
Phase 4-Implementation                      56%                            September 1999

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

         TCI has completed the inventory and assessment of critical systems with embedded technologies that impact ACT 5's operations. The progress by phase of year 2000 compliance work on such systems is included in the table above.

         During the six months ended June 30, 1999, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations. The year 2000 readiness of such vendors and suppliers is critical to continued provision of the Riverside/Redlands Systems' cable service. TCI has examined the public disclosures regarding compliance status made by vendors of critical systems products utilized by ACT 5 (such as addressable controllers, accounting systems and other critical hardware and software), and TCI is in the process of examining the public disclosures regarding compliance status made by critical suppliers (such as utilities, banking, and similar critical operational services). The majority are either year 2000 ready, require the implementation of an adjustment to the company's systems, or are expected to be year 2000 ready by the third quarter of 1999. Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' test data certifications, engaging in regular conferences with vendors' year 2000 teams, or re-examining public disclosures for changes in status. For those vendors and suppliers who do not expect to be year 2000 ready by December 31, 1999, or are deemed to be critical to ACT 5's operations, contingency planning efforts are underway to make such changes as are required to continue critical operations.

         Year 2000 expenses and capital expenditures incurred during the six months ended June 30, 1999 were $77,000. Management of TCI currently estimates ACT 5's remaining costs to be not less than $171,000, bringing the total estimated cost associated with ACT 5's year 2000 remediation efforts to be not less than $248,000. Although no assurances can be given, TCI currently expects that (i) cash flow from operations or advances from TCI will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with ACT 5's year 2000 program will not be material to ACT 5's financial position, results of operations or cash flows.

         The failure to correct a material year 2000 problem in the Redlands System could result in an interruption or failure of ACT 5's provision of cable service through the Riverside System. Management believes that TCI's year 2000 efforts in the Riverside/Redlands Systems will significantly reduce ACT 5's risks associated with the changeover to the year 2000 and has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that TCI has deemed critical in regard to customer service, business operations, financial impact or safety.

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

         A failure of the services provided by billing systems service providers could result in a loss of customer records which could disrupt the ability to bill customers for a protracted period. ACT 5 plans to prepare electronic backup records of its customer billing information prior to the year 2000 to allow for data recovery. In addition, ACT 5 continues to monitor the year 2000 readiness of its key customer-billing suppliers.

         Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in ACT 5's programming. ACT 5 anticipates that it can minimize such effect by manually resetting the dates each day until the equipment is repaired.

         Security and fire protection systems failure could leave facilities vulnerable to intrusion and fire. ACT 5 expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). ACT 5 also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface with and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers cease operating, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000.

         In the event that the local public utility cannot supply power, TCI expects to supply power for a limited time to the Riverside/Redlands Systems' cable headend and office sites through backup generators.

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by ACT 5 due to the numerous uncertainties and variables associated with such scenarios.

         If critical systems related to ACT 5's cable TV and programming services are not successfully remediated, ACT 5 could face claims of breach of contract from parties to the Riverside Sale, from certain programming providers, from advertisers and from other cable TV businesses that rely on ACT 5's programming services. ACT 5 has not determined the possible losses from any such claims of breach of contract.

Material Changes in Results of Operations

         Revenue increased $471,000 or 10% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Revenue from cable customers accounted for a 9% increase in revenue, primarily due to a $344,000 increase in basic revenue, a $97,000 increase in pay-per-view revenue, and a $5,000 increase in premium revenue. ACT 5 experienced a 4% increase in its average basic rate, an increase of 5% in the number of average basic customers, a 3% increase in its average rate for traditional premium services and a 2% decrease in the number of average traditional premium subscriptions. Additionally, advertising sales accounted for the remaining 1% increase in revenue.

         Programming expense increased $118,000 or 11% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Such increase is due to higher programming rates. It is anticipated that the Partnership's programming costs will continue to increase in future periods.

         Operating expenses increased $45,000 or 9% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Such increase is primarily due to an increase in labor and other costs associated with the deployment of digital products. Such increases were partially offset by reductions attributable to higher capitalized labor and overhead resulting primarily from increased installation activities.

         Selling, general and administrative expenses increased $348,000 or 23% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Such increase is primarily due to increased expenses associated with Limited Partner communications, increased franchise fees, increased marketing costs associated with the deployment of digital products, increased management fees, and increased billing costs.

         ACT 5's year 2000 costs include fees and other expenses allocated from TCI in connection with TCI's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion above.

         Depreciation and amortization expense decreased $78,000 or 4% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Amortization expense for the six months ended June 30, 1998 includes $92,000 attributable to the year ended December 31, 1997. Exclusive of such amount, depreciation and amortization was relatively constant during the six month periods ended June 30, 1999 and 1998.

         Other Income and Expense

         Interest income increased $41,000 or 12% for the six months ended June 30, 1999, as compared to the corresponding prior year period. Such increase is primarily due to a higher balance of interest-earning assets in 1999, as compared to 1998.

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

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on June 30, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $232 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

         During the six months ended June 30, 1999, the Partnership used cash provided by operating activities of $828,000 to fund investing activities of $661,000 and an increase in cash and cash equivalents of $167,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 5.  Other Information

         On February 8, 1999, in connection with the sale of American Cable TV Investor 5, Ltd.'s (the "Partnership") cable television system serving Riverside, California (the "Riverside System") to Century Communications Corp. ("Century") (the "Riverside Sale"), the Partnership and Century filed a Form 394 with (i) the City of Moreno Valley, California (the "Moreno Valley Franchise") and (ii) the County of Riverside, California (the "Riverside Franchise"), requesting that each such franchising authority approve the transfer of the franchise for their respective area to Century. Pursuant to the rules of the Federal Communication Commission, a franchising authority has 120 days (the "Review Period") to act upon a request to transfer a cable franchise.

         Tele-Communications, Inc. ("TCI"), an affiliate of the Partnership, and Century have signed a letter of intent to establish a joint venture (the "Joint Venture") that will combine multiple cable television systems in Southern California. In the event the Riverside Sale is consummated, the Riverside System is among those systems to be contributed to the Joint Venture by Century. TCI will have an approximate 25% interest in the Joint Venture, which will be managed by Century. On March 5, 1999, Century announced that it had entered into an agreement to merge (the "Merger") with and into Adelphia Communications Corporation ("Adelphia"). In the event the Merger is consummated, Adelphia will control the Joint Venture. Forms 394 have also been filed by (i) Century and the Joint Venture relating to the transfers of the Moreno Valley Franchise and the Riverside Franchise to the Joint Venture and (ii) Century and Adelphia relating to the Merger.

         With respect to the Riverside Franchise, the County of Riverside has requested additional financial information from the Partnership and Century. The Partnership and Century have agreed to extend the Review Period in order to respond to such request. With respect to the Moreno Valley Franchise, on June 22, 1999 the City Council of the City of Moreno Valley adopted a resolution rejecting the proposed transfer. Representatives of the Partnership and Century have requested that the City Council rescind this resolution and agree to a reasonable extension of the Review Period in order to reach an agreement on the terms of the franchise transfer. The City Council has indicated an interest in continuing negotiations on such matter.

         The Partnership and Century are diligently pursuing all available means to receive approval form the County of Riverside and the City of Moreno Valley. However, there can be no assurance as to (i) whether such approvals will be received, (ii) the time frame in which any approvals might be obtained or (iii) whether any conditions that might be imposed on the transfer will be acceptable to Century and/or the Joint Venture.

         The Partnership and Century have entered into a contract extension to enable the Partnership and Century to obtain the requisite approvals.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         (27)  Financial Data Schedule

     (b) Reports on Form 8-K filed during the quarter ended June 30, 1999:

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

                                        AMERICAN CABLE TV INVESTORS 5, LTD.
                                        (A Colorado Limited Partnership)

                                        By:   IR-TCI PARTNERS V, L.P.,
                                               Its General Partner

                                        By:   TCI VENTURES FIVE, INC.,
                                               A General Partner



Date:        August 13, 1999            By:   /s/ Ann M. Koets
                                              --------------------------------
                                              Ann M. Koets
                                              Vice President
                                              (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.         DESCRIPTION
-----------         -----------
   (27)         Financial Data Schedule