Form 10-Q
period 1999-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 1999-11-12
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended September 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____


Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Colorado                             84-1048934
----------------------------------------   -------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)


        9197 South Peoria Street
          Englewood, Colorado                             80112
----------------------------------------   -------------------------------------
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

                                  Balance Sheet

                                   (unaudited)

                                  (see note 2)

                                                                        September 30,    December 31,
                                                                            1999             1998
                                                                        -------------    ------------
Assets                                                                       amounts in thousands
Cash and cash equivalents (note 4)                                      $      17,553          16,134

Trade and other receivables, net of allowance for doubtful accounts
                                                                                  563             381

Property and equipment:
   Distribution systems                                                        19,433          18,610
   Support equipment and buildings                                              1,521           1,473
                                                                        -------------    ------------
                                                                               20,954          20,083
   Less accumulated depreciation                                               13,442          12,269
                                                                        -------------    ------------
                                                                                7,512           7,814
                                                                        -------------    ------------

Franchise costs and other intangibles                                          24,649          24,649
   Less accumulated amortization                                               20,685          19,052
                                                                        -------------    ------------
                                                                                3,964           5,597
                                                                        -------------    ------------

Funds held in escrow (note 6)                                                     494             494

Other assets                                                                       98              81
                                                                        -------------    ------------

                                                                        $      30,184          30,501
                                                                        =============    ============

Liabilities and Partners' Equity

Accounts payable and accrued liabilities                                $         244             275

Other liabilities                                                                 613             639

Amounts due to related parties (note 5)                                           981           1,140
                                                                        -------------    ------------

      Total liabilities                                                         1,838           2,054
                                                                        -------------    ------------

Partners' equity (deficit):
   General partner                                                             (3,018)         (3,017)
   Limited partners                                                            31,364          31,464
                                                                        -------------    ------------

      Total partners' equity                                                   28,346          28,447
                                                                        -------------    ------------

Commitments and contingencies (notes 2,  6 and 7)
                                                                        $      30,184          30,501
                                                                        =============    ============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                  (see note 2)


                                                         Three months ended         Nine months ended
                                                             September 30,            September 30,
                                                        ----------------------    ---------------------
                                                           1999        1998         1999        1998
                                                        ----------   ---------    ---------   ---------
                                                           amounts in thousands, except unit amounts
Revenue                                                 $    2,683       2,399        7,692       6,937

Operating costs and expenses:
    Programming (from related parties - note 5)                656         537        1,883       1,639
    Operating (including allocations from related
       parties - note 5)                                       350         291          963         861
    Selling, general and administrative (including
       charges from related parties - note 5)
                                                               830         842        2,623       2,292
    Year 2000 costs (allocated from related parties -
       note 5)                                                  30          --          107          --
    Depreciation and amortization                              915         925        2,806       2,894
                                                        ----------   ---------    ---------   ---------

           Total operating expenses                          2,781       2,595        8,382       7,686
                                                        ----------   ---------    ---------   ---------


           Operating loss                                      (98)       (196)        (690)       (749)

Other income (expense):
    Interest income                                            209         246          589         585
    Write-off of deferred loan costs                            --          --           --        (202)
                                                        ----------   ---------    ---------   ---------

           Net earnings (loss)                          $      111          50         (101)       (366)
                                                        ==========   =========    =========   =========

Net earnings (loss) per limited partnership unit
       ("Unit") (note 3)                                $     0.55        0.25        (0.50)      (1.81)
                                                        ==========   =========    =========   =========

Limited partnership units outstanding                      200,005     200,005      200,005     200,005
                                                        ==========   =========    =========   =========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                      Nine months ended September 30, 1999

                                   (unaudited)

                                  (see note 2)


                                    General    Limited
                                    partner    partners    Total
                                   ---------  ----------  -------
                                         amounts in thousands
Balance at January 1, 1999         $  (3,017)     31,464   28,447

    Net loss                              (1)       (100)    (101)
                                   ---------  ----------  -------

Balance at September 30, 1999      $  (3,018)     31,364   28,346
                                   =========  ==========  =======



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                   (unaudited)

                                  (see note 2)

                                                                                             Nine months ended
                                                                                               September 30,
                                                                                          ----------------------
                                                                                            1999          1998
                                                                                          --------     ---------
                                                                                            amounts in thousands
                                                                                                (see note 4)
Cash flows from operating activities:
    Net loss                                                                              $   (101)         (366)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                        2,806         2,894
        Write-off of deferred loan costs                                                        --           202
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                                       (199)          156
             Net change in accounts payable and accrued liabilities, other
                liabilities and amounts due to related parties                                (216)      (15,019)
                                                                                          --------     ---------
             Net cash provided by (used in) operating activities                             2,290       (12,133)

Cash flows from investing activities:
    Capital expended for property and equipment                                               (871)         (709)
    Proceeds from sale of cable television systems, net of disposition fees                     --         1,843
    Other investing activities                                                                  --           (73)
                                                                                          --------     ---------

             Net cash provided by (used in) investing activities                              (871)        1,061
                                                                                          --------     ---------

Cash flows from financing activities                                                            --            --
                                                                                          --------     ---------

             Net change in cash and cash
               equivalents                                                                   1,419       (11,072)

             Cash and cash equivalents:
                Beginning of period                                                         16,134        17,711
                                                                                          --------     ---------

                End of period                                                             $ 17,553         6,639
                                                                                          ========     =========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                               September 30, 1999

                                   (unaudited)


(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 1999 and its results of operations for the nine months ended September 30, 1999 and 1998. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         In connection with the Riverside Sale, the Partnership and Century filed certain forms with the City of Moreno Valley, California ("Moreno Valley") and the County of Riverside ("Riverside County") requesting that each such franchising authority approve the transfer of the franchise for their respective area to Century. Century and the Joint Venture also filed forms with Moreno Valley and Riverside County relating to the transfer of the franchises to the Joint Venture. Riverside County has approved the transfer of the Riverside franchise from the Partnership to the Joint Venture. On June 22, 1999, Moreno Valley adopted a resolution rejecting the proposed transfer of the Moreno Valley franchise. Representatives of the Partnership and Century have requested that Moreno Valley rescind this resolution and agree to a reasonable extension in order to reach an agreement on the terms of the franchise transfer. Although Moreno Valley has not granted such rescision, it has indicated an interest in continuing negotiations on such matter. On October 1, 1999, a merger was consummated in which Century merged with and into Adelphia Communications Corporation ("Adelphia"). As a result of such merger, Adelphia assumed all of Century's rights and obligations relating to the Riverside Sale and the Joint Venture. The Partnership and Adelphia are diligently pursuing all available means to receive approval from Moreno Valley. However, there can be no assurance as to (i) whether such approvals will be received,
         (ii) the time frame in which any approvals might be obtained, and (iii) whether any conditions that might be imposed on the transfer will be acceptable to Adelphia and/or the Joint Venture. Subject to approval of the franchise transfers and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the fourth quarter of 1999 or the first quarter of 2000.

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on September 30, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $236 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At September 30, 1999, $16,574,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)      Transactions with Related Parties

         The Partnership purchases programming services from affiliates of TCI. The charges generally approximate such TCI affiliates' cost and are based upon the number of customers served by the Partnership.

         The Partnership has a management agreement with Cablevision, whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $462,000 and $416,000 for the nine months ended September 30, 1999 and 1998, respectively.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $186,000 and $161,000 for the nine months ended September 30, 1999 and 1998, respectively.

         Riverside shares office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses are charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the nine months ended September 30, 1999 and 1998, Riverside's operating and administrative salaries and expenses amounted to $2,078,000 and $1,721,000, respectively.

         Amounts due to related parties, which represent non-interest-bearing payables to TCI and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

         Costs incurred by TCI and allocated to ACT 5 with respect to the remediation of ACT 5's year 2000 issues aggregated $107,000 through September 30, 1999. See note 7.

(6)      Commitments and Contingencies

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Reiverside Sale. The above described lawsuit has not been served upon the General Partner or its affiliates, and outside counsel has not been retained. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

         Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, it is anticipated that legal fees incurred by the defendants with respect to the above lawsuit will be paid by ACT 5.

         On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), an unaffiliated third party, for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights to the indemnification claim. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

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

         During the nine months ended September 30, 1999, TCI, in its capacity as the indirect parent of the managing agent of ACT 5, continued its enterprise-wide, comprehensive efforts to assess and remediate the Riverside/Redlands Systems' computer systems and related software and equipment to ensure that such systems and software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Riverside/Redlands Systems' programming services, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners' and affiliates' year 2000 status.

         ACT 5's year 2000 efforts are being managed by the year 2000 Program Management Office ("PMO") of TCI. The PMO is responsible for overseeing the process and standards of ACT 5's year 2000 efforts, controlling data, and reporting on ACT 5's year 2000 efforts. At September 30, 1999, the PMO was comprised of a 133-member, full-time staff, accountable to executive management of TCI.

         During the nine months ended September 30, 1999, TCI continued its survey of third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations, and whose year 2000 readiness is critical to continued provision of the Riverside/Redlands Systems' cable service. TCI has examined the public disclosures regarding the year 2000 readiness status made by vendors of critical systems products utilized by ACT 5 (such as addressable controllers, accounting systems and other critical hardware and software), and the public disclosures regarding the year 2000 readiness status made by critical suppliers (such as utilities, banking, and similar critical operational services). Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' and suppliers' test data, scripts and certifications, engaging in regular conferences with vendors' and suppliers' year 2000 teams, or re-examining public disclosures for changes in status. ACT 5 generally has required any new vendors to provide assurances that their products and services are year 2000 ready. For those critical vendors that may not be year 2000 ready by year end, contingency plans will be implemented.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         During the nine months ended September 30, 1999, TCI allocated year 2000 expenses to ACT 5 totaling $107,000. Management of TCI currently estimates ACT 5's remaining costs to be not less than $107,000, bringing the total estimated cost associated with ACT 5's year 2000 remediation efforts to be not less than $214,000.

         The failure to correct a material year 2000 problem could result in an interruption or failure of certain important business operations. There can be no assurance that ACT 5's systems, the Riverside/Redlands Systems, or the systems of other companies on which ACT 5 relies will be converted in time or that any such failure to convert by ACT 5, the Riverside/Redlands Systems, or other companies will not have a material adverse effect on ACT 5's financial position, results of operations, or cash flows.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         AT&T Merger. On March 9, 1999, AT&T acquired TCI in a merger. In the AT&T Merger, TCI became a subsidiary of AT&T. Immediately prior to the AT&T Merger, TCI restructured its ownership of certain of its subsidiaries, including the merger of its subsidiary, TCIC into TCI. The AT&T Merger has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

         Pending Asset Sale. On August 12, 1998, the Partnership entered into an agreement that provides for the sale of the Riverside System to Century, an unaffiliated third party, for a cash sales price of $33,000,000, subject to certain adjustments. Pursuant to the asset purchase agreement for the Riverside Sale, $1,500,000 of such sales price will be subject to indemnifiable claims for 180 days following consummation of the Riverside Sale. On January 1, 1999, Century assigned its interest in the Riverside Sale to Century Sub.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         In connection with the Riverside Sale, the Partnership and Century filed certain forms with Moreno Valley and Riverside County requesting that each such franchising authority approve the transfer of the franchise for their respective area to Century. Century and the Joint Venture also filed forms with Moreno Valley and Riverside County relating to the transfer of the franchises to the Joint Venture. Riverside County has approved the transfer of the Riverside franchise from the Partnership to the Joint Venture. On June 22, 1999, Moreno Valley adopted a resolution rejecting the proposed transfer of the Moreno Valley franchise. Representatives of the Partnership and Century have requested that Moreno Valley rescind this resolution and agree to a reasonable extension in order to reach an agreement on the terms of the franchise transfer. Although Moreno Valley has not granted such rescision, it has indicated an interest in continuing negotiations on such matter. On October 1, 1999, a merger was consummated in which Century merged with and into Adelphia. As a result of such merger, Adelphia assumed all of Century's rights and obligations relating to the Riverside Sale and the Joint Venture. The Partnership and Adelphia are diligently pursuing all available means to receive approval from Moreno Valley. However, there can be no assurance as to (i) whether such approvals will be received, (ii) the time frame in which any approvals might be obtained, and
(iii) whether any conditions that might be imposed on the transfer will be acceptable to Adelphia and/or the Joint Venture. Subject to approval of the franchise transfers and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the fourth quarter of 1999 and the first quarter of 2000.

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on September 30, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $236 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         General (continued)

         Regulation. The operation of the Riverside System is regulated at the federal, state and local levels. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the Telecommunications Act of 1996 (the "1996 Telecom Act", and together with the 1992 Cable Act, the "Cable Acts") established rules under which the Riverside System's regulated basic and tier service rates and its equipment and installation charges (the "Regulated Services") are regulated if a complaint is filed or if the appropriate franchise authority is certified. The FCC's authority to regulate any cable programming service tier ("CPST") expired on March 31, 1999. At September 30, 1999, none of the Riverside System's franchise areas were subject to such rate regulation. However, if a local franchise authority becomes certified to regulate rates, basic service and associated equipment rates would be subject to rate regulation.

         During the nine months ended September 30, 1999, approximately 34% of the Riverside System's revenue was derived from Regulated Services (exclusive of CPST). As noted above, any increases in rates charged for such services are subject to regulation by the Cable Acts. Moreover, competitive factors may limit Riverside's ability to increase its service rates.

         Competition. Since 1992, most of Riverside's service areas have been subject to competition from a multi-channel multi-point distribution system ("MMDS") operator (the "California MMDS Operator"). Although the California MMDS Operator has generated increased competition in Riverside's service area, the Partnership is currently unable to predict the extent of the competitive effect at this time on the Partnership's financial condition or results of operations. For additional information concerning the revenue and customer bases of Riverside, see "General - The Riverside System" below.

         In addition to MMDS, Riverside competes with other distributors of the same or similar video programming as that offered by its cable system. Direct broadcast satellite ("DBS") has emerged as significant competition to cable television systems. DBS service is available within the franchise areas serviced by the Riverside System. However, the Partnership is unable to predict the extent of the competitive effect at this time on Riverside's financial condition or results of operations.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         General (continued)

         The 1996 Telecom Act eliminated the statutory and regulatory restrictions that prevented telephone companies from competing with cable operators for the provision of video services by any means. The 1996 Telecom Act allows local telephone companies, including the regional bell operating companies, to compete with cable television operators both inside and outside their telephone service areas. The Partnership expects that the Riverside System will face competition from telephone companies for the provision of video services, whether it is through wireless cable, or through upgraded telephone networks. The Partnership assumes that all major telephone companies have already entered or may enter the business of providing video services. Major telephone companies have greater financial resources than the Partnership, and the 1992 Cable Act ensures that telephone company providers of video services will have access to acquiring all of the significant cable television programming services. Additionally, the 1996 Telecom Act eliminates certain federal restrictions on utility holding companies and thus frees all utility companies to provide cable television services. The Partnership expects this could result in another source of competition in the delivery of video services. Based on the foregoing, the Partnership continues to believe that the Riverside System will experience competition from alternative providers of video programming services. The Partnership presently cannot predict the effect that such competition might have on its financial condition or results of operations.

         The Riverside System is presently operating in an external environment that is characterized by rapidly changing competitive, regulatory, technological and economic factors. Although the Partnership generally is unable to predict the effect that such changing factors might have on Riverside's financial condition and results of operations, the Partnership does believe that the continued evolution of such factors could place Riverside at a competitive disadvantage if it were not to implement certain technological improvements. In this regard, Riverside is providing digital video services. The primary capital cost of digital video services is the purchase and installation of digital set-top devices. Accordingly, the capital costs incurred are dependent upon the number of digital set-top devices required. The Riverside System had approximately 2,500 subscribers to digital video services at September 30, 1999.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         General (continued)

         The Riverside System. The following table sets forth information for the Riverside System for the periods indicated (amounts in thousands):

                                                September 30,             September 30,
                                                    1999                     1998
                                                -------------             -------------
         Basic Customers (1)                        20.7                       19.2
         Premium Subscriptions (1)(2)               19.2                       20.4

                                                           Nine months ended
                                                             September 30,
                                                           -----------------
                                                            1999       1998
                                                           ------     ------
         Revenue (3)                                       $7,692      6,937
                                                           ======     ======

         Operating Cash Flow (4)                           $3,166      2,999
                                                           ======     ======


         (1) From September 30, 1998 to September 30, 1999, Riverside experienced an increase of 1,500 basic customers and a decrease of 1,200 premium subscriptions. Such decrease in premium subscriptions is comprised of a 500 subscription decrease in traditional premium subscriptions, a 400 subscription decrease in "STARZ!" subscriptions and a 300 subscription decrease in "ENCORE" subscriptions during this period. The monthly charge for "ENCORE" and "STARZ!," which are indirectly owned by TCI, generally ranges from $1.00 to $7.00, as compared to $9.00 to $10.00 for other premium services. As described under "General - Competition" above, Riverside is subject to competition from the California MMDS Operator and DBS providers. The Partnership currently is unable to predict the future effect of such competition on Riverside's financial condition and results of operations.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         General (continued)

         The Riverside System passed approximately 31,500 homes at both September 30, 1999 and 1998.

         On August 12, 1998, the Partnership entered into an agreement that provides for the sale of the Riverside System. The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. Subject to the receipt of regulatory approvals and satisfaction or waiver of customary conditions to closing, consummation of the Riverside Sale is expected to occur during the first half of 2000. There is no assurance that the Riverside Sale will be consummated. See "General - Pending Asset Sale" above for additional information regarding the Riverside Sale.

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

         During the nine months ended September 30, 1999, TCI, in its capacity as the indirect parent of the managing agent of ACT 5, continued its enterprise-wide, comprehensive efforts to assess and remediate the Riverside/Redlands Systems' computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. TCI's year 2000 remediation efforts include an assessment of the Riverside/Redlands Systems' most critical systems, such as customer service and billing systems, headends and other cable plant systems that support the Riverside/Redlands Systems' programming services, business support operations, and other equipment and facilities. TCI also continued its efforts to verify the year 2000 readiness of ACT 5's significant suppliers and vendors and continued to communicate with significant business partners and affiliates to assess such partners' and affiliates' year 2000 status.

         ACT 5's year 2000 efforts are being managed by the year 2000 PMO of TCI. The PMO is responsible for overseeing the processes and standards of the year 2000 efforts, controlling data, and reporting on ACT 5's year 2000 efforts. At September 30, 1999, the PMO was comprised of a 133-member, full-time staff, accountable to executive management of TCI.

         The PMO has defined a four-phase approach to determining the year 2000 readiness of the Riverside/Redlands Systems' systems, software and equipment. Such approach is intended to provide a detailed method for tracking the evaluation, repair and testing of the Riverside/Redlands Systems' critical systems, software and equipment. Phase 1, Assessment, involved the inventory of all critical systems, software and equipment and the identification of any year 2000 issues. Phase 1 also included the preparation of the workplans needed for remediation. Phase 2, Remediation, involved repairing, upgrading and/or replacing any non-compliant critical equipment and systems. Phase 3, Testing, involved testing the Riverside/Redlands Systems' critical systems, software, and equipment for year 2000 readiness, or in certain cases, relying on test results provided to TCI. Phase 4, Implementation, involves placing remediated systems, software and equipment into production or service.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         General (continued)

         Management believes that the progress of remediation of the Riverside/Redlands Systems closely follows that of TCI as a whole, and that the phase completion data set forth below for TCI may be considered to be a useful guide for estimating the Riverside/Redlands Systems' phase completion and ultimately the progress of remediating potential year 2000 issues impacting ACT 5's operations.

         At September 30, 1999, TCI's overall progress by phase was as follows:

                                                Percentage of Year 2000                  Expected Completion Date
Phase                                        Projects Completed by Phase*                 -All Year 2000 Projects
-----                                        ----------------------------                 -----------------------
Phase 1-Assessment                                       100%                                    Completed
Phase 2-Remediation                                      100%                                    Completed
Phase 3-Testing                                          100%                                    Completed
Phase 4-Implementation                                    98%                                  November 1999

---------------------
(*)The percentages set forth above were calculated by dividing the number of year 2000 projects that have completed a given phase by the total number of year 2000 projects.

         The completion information set forth above is based on TCI's current expectations and information, and could be subject to change if circumstances arise which impact the year 2000 readiness of a critical product or service. The information could be subject to change in the event of unforeseen changes in ACT 5's inventory of products or systems, or unforeseen changes in status information provided by ACT 5's critical vendors. The information also could change as a result of continuing efforts to verify, validate and audit the program processes and procedures. Further, due to the uncertainties inherent in any year 2000 program, no assurances can be given as to whether Phase 4 will be completed by the date indicated above. TCI has attempted to plan for unforeseen circumstances by implementing (i) contingency plans as described below, (ii) audit and other controls and, (iii) processes to monitor the year 2000 readiness status of critical outside parties.

         TCI has completed the inventory, assessment, testing and implementation of critical systems with embedded technologies that impact ACT 5's operations. The progress by phase of year 2000 compliance work on such systems is included in the table above.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         General (continued)

         During the nine months ended September 30, 1999, TCI continued its survey of significant third-party vendors and suppliers whose systems, services or products are important to ACT 5's operations, and whose year 2000 readiness is critical to continued provision of the Riverside/Redlands Systems' cable service. TCI has examined the public disclosures regarding the year 2000 readiness status made by vendors of critical systems products utilized by ACT 5 (such as addressable controllers, accounting systems and other critical hardware and software), and TCI is in the process of examining the public disclosures regarding the year 2000 readiness status made by critical suppliers (such as utilities, banking, and similar critical operational services). Verification of the survey results may include, as deemed necessary, conducting functionality tests, reviewing vendors' and suppliers' test data, scripts and certifications, engaging in regular conferences with vendors' and suppliers' year 2000 teams, or re-examining public disclosures for changes in status. The majority of ACT 5's current vendors are either year 2000 ready, or are expected to be year 2000 ready by year end. ACT 5 generally has required any new vendors to provide assurances that their products and services are year 2000 ready. For those critical vendors that may not be year 2000 ready by year end, contingency plans will be implemented.

         During the nine months ended September 30, 1999, TCI allocated year 2000 expenses to ACT 5 totaling $107,000. Management of TCI currently estimates ACT 5's remaining costs to be not less than $107,000, bringing the total estimated cost associated with ACT 5's year 2000 remediation efforts to be not less than $214,000. Although no assurances can be given, TCI currently expects that (i) cash flow from operations or advances from TCI will fund the costs associated with year 2000 compliance and (ii) the total projected cost associated with ACT 5's year 2000 program will not be material to ACT 5's financial position, results of operations or cash flows.

         The failure to correct a material year 2000 problem in the Redlands System could result in an interruption or failure of ACT 5's provision of cable service through the Riverside System. Management believes that TCI's year 2000 efforts in the Riverside/Redlands Systems will significantly reduce ACT 5's risks associated with the changeover to the year 2000. As part of TCI's year 2000 readiness efforts, TCI has implemented certain contingency plans to minimize the effect of any potential year 2000 related disruptions. The risks and the uncertainties discussed below and the associated contingency plans relate to systems, software, equipment, and services that TCI has deemed critical in regard to customer service, business operations, financial impact or safety.

         Satellite system failures could prevent the delivery of programming to cable headends and disrupt service to customers. TCI is in the process of securing transponder space on alternate satellites for transmitting programming that originates from TCI in the event of such failures. In addition, TCI has made arrangements for alternative programming that will be broadcast on channels where signal disruption has occurred.

         The failure of addressable controllers contained in the Riverside/Redlands Systems' headend could disrupt the delivery of premium and pay-per-view services to customers and could necessitate crediting customers for failure to receive such services. In this unlikely event, TCI has secured the right to broadcast alternative programming from TCI's National Digital Television Center for 48 hours. All alternative programming will be rated "G" for general audience viewing.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         General (continued)

         Customer service networks failure could prevent access to customer account information, hamper installation and service call scheduling and disable the processing of pay-per-view billings. In the event of such failure, ACT 5 would manually schedule service calls and correct billing omissions as soon as the networks are restored. In the event of automated voice response systems failure, ACT 5 plans to have its customer service representatives on hand to answer telephone calls from customers directly.

         A failure of the services provided by billing systems service providers could disrupt the ability to provide service to and bill customers for a protracted period. ACT 5's billing system service provider has contingency plans in place to protect customer information and provide for continuation of service to ACT 5. TCI has set up arrangements to have the billing system service provider on site as part of its PMO during the rollover to the year 2000. The billing system service provider has developed staffing and operations plans that will provide for continuous support to ACT 5 during and subsequent to the rollover to the year 2000.

         Advertising revenue could be adversely affected by the failure of certain equipment which could impede or prevent the insertion of advertising spots in ACT 5's programming. ACT 5 anticipates that it can minimize such effect by the manual operation of insertion systems for indefinite periods of time, if necessary.

         Security and fire protection systems failures could leave facilities vulnerable to intrusion and destruction. ACT 5 expects to return such systems to normal functioning by turning the power off and then on again ("power off/on"). ACT 5 also plans to have additional security staff on site and plans to implement a backup plan for communicating with local fire and police departments. Also, certain personal computers interface with and control elevators, escalators, wireless systems, public access systems and certain telephony systems. In the event such computers do not operate properly, conducting a power off/on is expected to resume normal functioning. If a power off/on does not resume normal functioning, management expects to resolve the problem by resetting the computer to a pre-designated date which precedes the year 2000. Because ACT 5 leases certain of its facilities, ACT 5 may need to implement the previously mentioned contingency plans with the cooperation and assistance of the lessor of the site.

         In the event that the local public utilities cannot supply power, TCI expects to supply power for a limited time to the Riverside/Redlands Systems' cable headend and select office sites through backup generators.

         If critical systems related to ACT 5's cable TV and programming services experience year 2000 problems, ACT 5 could face claims of breach of contract from parties to the Riverside Sale, from certain programming providers, from advertisers and from other cable TV businesses that rely on ACT 5's programming services.

         The financial impact of any or all of the above worst-case scenarios has not been and cannot be estimated by ACT 5 due to the numerous uncertainties and variables associated with such scenarios.

         Estimated costs of ACT 5's year 2000 program and projected completion dates are based on management's best estimates of future events and are forward-looking statements which may be updated as additional information becomes available.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         Material Changes in Results of Operations

         Revenue increased $284,000 or 12% for the three months ended September 30, 1999, as compared to the corresponding prior year period primarily due to revenue from cable customers. Such increase in revenue from cable customers was comprised of a $191,000 increase in basic revenue, a $77,000 increase in pay-per-view revenue, and a $19,000 increase in premium revenue. During the third quarter of 1999, ACT 5 experienced a 6% increase in its average basic rate, an increase of 7% in the number of average basic customers, an 8% increase in its average rate for traditional premium services and a 6% decrease in the number of average traditional premium subscriptions.

         Revenue increased $755,000 or 11% for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Revenue from cable customers accounted for a 11% increase in revenue, primarily due to a $535,000 increase in basic revenue, a $175,000 increase in pay-per-view revenue, and a $24,000 increase in premium revenue. During the nine months ended September 30, 1999, ACT 5 experienced a 5% increase in its average basic rate, an increase of 6% in the number of average basic customers, a 5% increase in its average rate for traditional premium services and a 2% decrease in the number of average traditional premium subscriptions.

         Programming expense increased $119,000 or 22% and $244,000 or 15% for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. Programming costs for pay-per-view increased $34,000 during the third quarter of 1999 as compared to the corresponding prior year period primarily as a result of the airing of additional pay-per-view events. The remaining increases are due to higher programming rates. It is anticipated that the Partnership's programming costs will continue to increase in future periods.


         Operating expenses increased $59,000 or 20% and $102,000 or 12% for the three and nine months ended September 30, 1999, respectively, as compared to the corresponding prior year periods. Such increases are primarily due to higher labor costs associated with increased levels of customer service and increased launch and development costs related to the roll-out of digital video products and other new service offerings. Such increases were partially offset by reductions attributable to higher capitalized labor and overhead resulting primarily from increased installation activities.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         Material Changes in Results of Operations (continued)

         Selling, general and administrative expenses decreased $12,000 or 1% for the three months ended September 30, 1999, as compared to the corresponding prior year period. Such decrease is primarily due to decreases attributable to the timing of certain expenditures. Such decrease was partially offset by higher salaries and benefits associated with increased levels of customer service, increased launch and development costs related to the roll-out of digital video products and other new service offerings, and higher management fees.

         Selling, general and administrative expenses increased $331,000 or 14% for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Such increase is primarily due to increased expenses associated with Limited Partner communications, increased franchise and management fees, increased marketing costs, and higher salaries and benefits associated with increased levels of customer service and increased launch and development costs related to the roll-out of digital video products and other new service offerings.

         ACT 5's year 2000 costs include fees and other expenses allocated from TCI in connection with TCI's comprehensive efforts to review and correct computer systems, equipment and related software to ensure readiness for the year 2000. See detailed discussion under "General - Year 2000".

         Depreciation and amortization was relatively constant during the three month periods ended September 30, 1999 and 1998. Depreciation and amortization expense decreased $88,000 or 3% for the nine months ended September 30, 1999, as compared to the corresponding prior year period. Amortization expense for the nine months ended September 30, 1998 includes $92,000 attributable to the year ended December 31, 1997.

         Other Income and Expense

         The change in interest income for the three months ended September 30, 1999, as compared to the corresponding prior year period, is primarily the result of interest income recognized in the third quarter of 1998 upon the release of amounts held in escrow.

         During the first quarter of 1998, the Partnership wrote off $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

         Material Changes in Financial Condition

         As previously described under "General - Pending Asset Sale", the Partnership entered into an agreement that provides for the sale of the Riverside System. In the event that the Riverside Sale is consummated, the Partnership anticipates that it would use all or a portion of the available net cash proceeds to satisfy its liabilities, including any amounts due to related parties, and make distributions to the Partnership's partners.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         Material Changes in Financial Condition (continued)

         In the event that the Riverside Sale is consummated, of which there can be no assurance, the Partnership will have sold all of its assets (other than cash and funds held in escrow) and, pursuant to the Partnership's limited partnership agreement, will ultimately be dissolved and terminated. Assuming the Riverside Sale and the dissolution and liquidation of the Partnership had occurred on September 30, 1999, the Partnership estimates that the pro forma distribution to Limited Partners would have been $236 per $500 Unit. The Partnership anticipates that an initial distribution will be made to its partners as soon as practicable after the date of the closing of the Riverside Sale. It is expected that a final liquidating distribution will be made as soon as practicable after all funds held in escrow have been released to the Partnership, subject to the receipt of any indemnifiable claims. No assurance can be given as to the timing or amount of such distributions.

         Prior to the release of the Southern Tennessee Escrow, Rifkin filed a claim against such escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights to the indemnification claim. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, any judgment against the Southern Tennessee System may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

         The Partnership's other liabilities represent unclaimed distribution checks to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

         During the nine months ended September 30, 1999, the Partnership used cash provided by operating activities of $2,290,000 to fund investing activities of $871,000 and an increase in cash and cash equivalents of $1,419,000. See the Partnership's statements of cash flows included in the accompanying financial statements.

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

         The Partnership anticipates that cash on hand and cash provided by operating activities will be sufficient to fund estimated capital expenditures (exclusive of any significant technological improvements, as described under "General - Competition", and to meet its other liquidity requirements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         CITY PARTNERSHIP CO. ON BEHALF OF ITSELF AND ALL OTHERS SIMILARLY SITUATED PERSONS AND DERIVATIVELY ON BEHALF OF AMERICAN CABLE TV INVESTORS V, LTD., A COLORADO LIMITED PARTNERSHIP, PLAINTIFF V. IR-TCI PARTNERS V, L.P., TCI VENTURES V, INC., TELE-COMMUNICATIONS, INC., LEHMAN BROTHERS, INC. AND JACK LANGER, DEFENDANTS, AND AMERICAN CABLE TV INVESTORS V, LTD., A COLORADO LIMITED PARTNERSHIP, NOMINAL DEFENDANTS. On November 2, 1999 this action was filed in the United States District Court for the District of Colorado, Civil Action No. 99-N-2122. This action, which was recently brought to the General Partner's attention, has not been served upon the General Partner and its affiliates, and outside counsel has not been retained. This purported class action and derivative action asserts claims against the General Partners and its affiliates for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty in connection with the sale of the Riverside cable system to Century Communications Corp. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 1999:

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

                                        AMERICAN CABLE TV INVESTORS 5, LTD.
                                        (A Colorado Limited Partnership)

                                        By:   IR-TCI PARTNERS V, L.P.,
                                              Its General Partner

                                        By:   TCI VENTURES FIVE, INC.,
                                              A General Partner



Date:        November 12, 1999          By:   /s/ Ann M. Koets
                                              -------------------------------
                                              Ann M. Koets
                                              Vice President
                                              (Chief Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                       DESCRIPTION
-------                      -----------
    (27)                     Financial Data Schedule