Form 10-K
period 1999-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2000-03-30
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
      For the transition period from _____ to _____

Commission File No. 0-16784

                       AMERICAN CABLE TV INVESTORS 5, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Colorado                                       84-1048934
---------------------------------                         ---------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)

      9197 South Peoria Street
        Englewood, Colorado                                      80112
----------------------------------------                       ----------
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (720) 875-4000

       Securities registered pursuant to Section 12(b) of the Act:  None

       Securities registered pursuant to Section 12(g) of the Act:
            200,005 Limited Partnership Units Sold to Investors at $500 per Unit

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 of the Securities Exchange Act of 1934 during the preceding 12 months; and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the Registrant. N/A

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                         1999 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                                                                                         Page
                                                                                                         ----
                                                  PART I

Item 1.           Business  .........................................................................     I-1

Item 2.           Properties  .......................................................................     I-3

Item 3.           Legal Proceedings  ................................................................     I-3

Item 4.           Submission of Matters to a Vote of Security Holders  ..............................     I-3

                                                 PART II

Item 5.           Market for Registrant's Common Equity and
                    Related Stockholder Matters  ....................................................     II-1

Item 6.           Selected Financial Data  ..........................................................     II-1

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  ............................................     II-3

Item 8.           Financial Statements and Supplementary Data  ......................................     II-9

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure  ............................................     II-9

                                                PART III

Item 10.          Directors and Executive Officers of the Registrant  ...............................     III-1

Item 11.          Executive Compensation  ...........................................................     III-3

Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management  .................................................................     III-3

Item 13.          Certain Relationships and Related Transactions  ...................................     III-3

                                                 PART IV

Item 14.          Exhibits, Financial Statements and Financial Statement
                    Schedules, and Reports on Form 8-K  .............................................     IV-1

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                     PART I.

Item 1. Business.

(a)  General Development of Business

     American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1999, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), formerly Tele-Communications, Inc., and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio") also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

     On March 9, 1999, AT&T Corp. ("AT&T") acquired AT&T Broadband in a merger (the "AT&T Merger"). In the AT&T Merger, AT&T Broadband became a subsidiary of AT&T. The AT&T Merger has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

     During 1997, ACT 5 sold three of its cable television systems in three separate transactions. The cable television systems were located in and around
(i) Shelbyville and Manchester, Tennessee (the "Southern Tennessee System"),
(ii) St. Mary's County, Maryland (the "St. Mary's System") and (iii) Lower Delaware (the "Lower Delaware System") (collectively, the "1997 Sales Transactions"). The 1997 Sales Transactions were approved by the Limited Partners at a special meeting that occurred on March 26, 1997. The cash proceeds from the 1997 Sales Transactions were used to fund a distribution to the Limited Partners of $370 per Unit in 1997.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     General Development of Business (continued)

     On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an unadjusted sales price of $33 million (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price has been placed in escrow for 180 days in order to satisfy any indemnifiable claims which may be made by Century. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. Upon receipt of such approval from the City of Moreno Valley, the Moreno Franchise Agreement will be transferred to Century post-closing and the management agreement will be terminated.

     The Partnership anticipates that a distribution will be made to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in the second quarter of 2000.

     On December 7, 1999, AT&T Broadband and Century contributed cable television systems to a joint venture (the "Joint Venture") that combined multiple cable television systems in Southern California. Among those systems to be contributed to the Joint Venture by AT&T Broadband was the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System was among those systems that was contributed to the Joint Venture by Century. AT&T Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century. AT&T Broadband, through certain of its subsidiaries, owns a 100% ownership interest IR-TCI.

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(b)  Financial Information about Industry Segments

     Not applicable.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


(c)  Narrative Description of Business

     Not meaningful.

(d)  Financial Information about Foreign and Domestic Operations and Export
     Sales

     Not applicable.

Item 2. Properties.

     Not meaningful.

Item 3. Legal Proceedings.

     Late Fee Litigation. On February 17, 1999, in the Circuit Court for the fourteenth judicial district at Manchester, Coffee County, Tennessee, the Partnership was named in a certified class action entitled Johnny Clouse v. American Cable TV Investors 5 Ltd., et al concerning late fee charges and practices. The Partnership's Southern Tennessee System charged late fees to customers who did not pay their cable bills on time. This late fee case challenges the amount of the late fees and the practices under which they were imposed. The Plaintiff raises claims under state consumer protection statutes, other state statutes, and the common law. The plaintiff generally alleges that the late fees charged by the cable system were not reasonably related to the costs incurred by the cable systems as a result of the late payment. On March 17, 2000, the parties entered into a settlement agreement that is subject to approval by the court. Management believes that such settlement agreement will not have a material adverse effect upon the financial condition of the Partnership. This case will not be reported on in the future.

     City Partnership Co. on behalf of itself and all others similarly situated and derivatively on behalf of American Cable TV Investors 5, Ltd., a Colorado limited partnership, plaintiff v. IR-TCI Partners V, L.P., TCI Ventures Five, Inc., Tele-Communications, Inc., Lehman Brothers, Inc. and Jack Langer, Defendants, and American Cable TV Investors 5, Ltd., a Colorado limited partnership, nominal defendants. On November 2, 1999 this action was filed in the United States District Court for the District of Colorado, Civil Action No. 99-N-2122. The Partnership was served in this action on December 6, 1999. This purported class action and derivative action asserts claims against the Company for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty in connection with the sale of the Riverside System to Century Communications Corp. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. The Court has not yet ruled on such motions. No Defendant to date has filed an answer to the Complaint, and a statutory stay of discovery is in effect pending the Court's determination of the pending motions. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                                    PART II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 1999, there were approximately 11,734 Unit holders.

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

     The Partnership anticipates that a distribution will be made to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per unit for Limited Partners of record as of April 1, 2000), respectively, in the second quarter of 2000.

Item 6. Selected Financial Data.

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 1999 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

SUMMARY BALANCE SHEET DATA:

                                                                 December 31,
                                           -------------------------------------------------------
                                           1999 (1)      1998      1997 (2)      1996        1995
                                           --------     ------     --------     ------      ------
                                                                   amounts in thousands

Cash and cash equivalents                  $49,067      16,134      16,400       4,729       2,132
Property and equipment, net                $    --       7,814       8,261      38,732      39,794
Franchise costs and other intangibles,
   net                                     $    --       5,597       7,963      28,877      37,050
Total assets                               $51,457      30,501      35,578      73,209      79,936
Debt                                       $    --          --          --       7,500       8,700
Partners' equity                           $49,306      28,447      28,941      60,137      57,840
Units outstanding                              200         200         200         200         200

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


SUMMARY STATEMENT OF OPERATIONS DATA:

                                                        Years ended December 31,
                                     ----------------------------------------------------------------
                                     1999 (1)         1998        1997 (2)        1996          1995
                                     --------        ------       --------       ------        ------
                                              amounts in thousands, except per Unit amounts

Revenue                              $  9,456         9,542        16,255        28,108        26,196
Operating loss                       $ (1,060)       (1,044)       (2,352)       (4,556)       (4,867)
Interest expense                     $     --            --          (135)         (302)         (925)
Interest income                      $    982           752         1,947           494            81
Share of earnings (losses) of
 Newport News                        $     --            --            --        39,995          (652)
Gain on sale of cable television
  systems                            $ 20,937            --        44,093            --            --
Net earnings (loss)                  $ 20,859          (494)       43,553        35,631        (6,164)
Net earnings (loss) per Unit         $ 103.25         (2.45)       215.58        176.37        (30.51)
Distributions per Unit               $     --            --           370           165            --

------------

(1) The December 31, 1999 summary balance sheet and summary statement of operations data reflect the effect of the Riverside Sale. As a result of the Riverside Sale, the Partnership's statement of operations for the year ended December 31, 1999 includes eleven months of operating results for the Riverside System. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

(2) The December 31, 1997 summary balance sheet data and summary statement of operations data reflect the effects of the 1997 Sales Transactions. As a result of the 1997 Sales Transactions, the Partnership's statement of operations for the year ended December 31, 1997 includes (i) three months of operating results for the Southern Tennessee and St. Mary's Systems,
     (ii) six months of operating results for the Lower Delaware System and
     (iii) twelve months of operating results for the Riverside System. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

     AT&T Merger. On March 9, 1999, AT&T acquired AT&T Broadband in a merger. In the AT&T Merger, AT&T Broadband became a subsidiary of AT&T. The AT&T Merger has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

     Asset Sales. On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin") for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement for the sale of the Southern Tennessee System, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims made by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights to the indemnification claim. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, such claim may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

     On April 16, 1997, the Partnership sold the St. Mary's System to Gans Multimedia Partnership ("Gans") for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price was placed in escrow (the "St. Mary's Escrow") and was subject to indemnifiable claims made by Gans through April 15, 1998. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998. ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow.

     On June 24, 1997, the Partnership sold the Lower Delaware System to Mediacom Delaware LLC ("Mediacom") for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow (the "Lower Delaware Escrow") and was subject to indemnifiable claims made by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. ACT 5 received interest of $57,000 in conjunction with the release of the Lower Delaware Escrow.

     The 1997 Sales Transactions were approved by the Limited Partners at a special meeting that occurred on March 26, 1997. The Partnership used proceeds from the 1997 Sales Transactions to pay disposition fees of $2,778,000 to Cablevision, repay debt and related accrued interest of $8,652,000, and make distributions to its General Partner and Limited Partners of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     General (continued)

     On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California to Century for an unadjusted sales price of $33 million. The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price has been placed in escrow for 180 days in order to satisfy any indemnifiable claims which may be made by Century. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California. Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. Upon receipt of such approval from the City of Moreno Valley, the Moreno Franchise Agreement will be transferred to Century post-closing and the management agreement will be terminated.

     The Partnership anticipates that a distribution will be made to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in the second quarter of 2000.

     On December 7, 1999, AT&T Broadband, an affiliate of the Partnership, and Century contributed cable television systems to the Joint Venture that combined multiple cable television systems in Southern California. Among those systems to be contributed to the Joint Venture by AT&T Broadband was the Redlands System. The Riverside System was among those systems that was contributed to the Joint Venture by Century. AT&T Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century.

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. See "Liquidity and Capital Resources."

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     Year 2000. During 1999, AT&T Broadband, in its capacity as the indirect parent of the managing agent of the Partnership, completed its enterprise-wide, comprehensive efforts to assess and remediate the Partnership's computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. AT&T Broadband allocated expenses to the Partnership totaling $114,000 during 1999 in connection with the year 2000 remediation efforts for the Partnership. In addition, the Partnership incurred capital expenditures of $56,000 during 1999 in connection with year 2000 remediation efforts. The Partnership did not experience any significant problems with the changeover to the year 2000.

     Results of Operations

     Material Changes in Results of Operations - 1999 compared to 1998

     Revenue decreased $86,000 or 1% during the year ended December 31, 1999, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the Riverside Sale and was partially offset by an increase in revenue from cable customers prior to the Riverside Sale.

     Programming expense increased $132,000 or 6% for the year ended December 31, 1999, as compared to the corresponding prior year period. Such increase was primarily due to higher programming rates and was partially offset by the effect of the Riverside Sale.

     Operating expenses increased $41,000 or 3% for the year ended December 31, 1999, as compared to the corresponding prior year period. Such increase was primarily due to the net effects of higher labor costs associated with increased levels of customer service, increased launch and development costs related to the roll-out of digital video products and a decrease in expenses due to the timing of the Riverside Sale.

     Selling, general and administrative ("SG&A") expenses increased $41,000 or 1% for the year ended December 31, 1999, as compared to the corresponding prior year period. Such increase was primarily attributable to higher salaries and benefits associated with increased levels of customer service and increased launch and development costs related to the roll-out of digital video products and higher management fees. Such increase was partially offset by the effect of the Riverside Sale and a decrease in legal expenses.

     Year 2000 costs include fees and other expenses allocated from AT&T Broadband in connection with AT&T Broadband's comprehensive efforts to review and correct the Partnership's computer systems, equipment and related software to ensure readiness for the year 2000. See discussion under "General - Year 2000" above.

     Depreciation and amortization decreased $398,000 or 10% for the year ended December 31, 1999, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the Riverside Sale. In addition, amortization expense for 1998 included $92,000 attributable to the year ended December 31, 1997.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     Material Changes in Results of Operations - 1998 compared to 1997

     The decreases in the Partnership's revenue and operating costs and expenses for the year ended December 31, 1998, as compared to the corresponding prior year period, resulted primarily from the timing of the 1997 Sales Transactions. See "General - Asset Sales" above.

     Revenue decreased $6,713,000 or 41% during the year ended December 31, 1998, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the 1997 Sales Transactions. Revenue for Riverside increased $910,000 or 11% for the year ended December 31, 1998, as compared to the corresponding prior year period. Revenue from Riverside's customers accounted for $367,000 of such increase, due to the net effect of a $469,000 increase in basic revenue, a $185,000 increase in revenue from digital products and a $287,000 decrease in traditional premium revenue. Riverside experienced a 7% increase in its average basic rate, a 2% increase in the average number of basic customers, a 5% decrease in its average rate for traditional premium services, and a 2% decrease in the average number of traditional premium subscriptions during the year ended December 31, 1998, as compared to the corresponding prior year period. Advertising sales increased $270,000 and other revenue accounted for the remaining increase in revenue.

     Programming expense decreased $1,453,000 or 40% for the year ended December 31, 1998, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the 1997 Sales Transactions. Programming expense for Riverside increased $108,000 or 5% during the year ended December 31, 1998, as compared to the corresponding prior year period. Such increase was primarily attributable to higher programming rates.

     Operating expenses decreased $661,000 or 35% for the year ended December 31, 1998, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the 1997 Sales Transactions. Operating expenses for Riverside increased $367,000 or 44% for the year ended December 31, 1998, as compared to the corresponding prior year period. The 1998 increase was primarily due to increased labor costs related to the hiring of additional operating personnel in conjunction with Riverside's efforts to increase the number of customers who subscribe to digital video services.

     SG&A expenses decreased $2,726,000 or 45% during the year ended December 31, 1998, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the 1997 Sales Transactions. Exclusive of the effects of the 1997 Sales Transactions, SG&A expenses for the Partnership increased $258,000 or 8% for the year ended December 31, 1998, as compared to the corresponding prior year period. The 1998 increase was due to increased costs relating to costs associated with the negotiation and Limited Partner approval of the Riverside Sale and the launch of digital products.

     Depreciation and amortization decreased $3,181,000 or 45% during the year ended December 31, 1998, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the 1997 Sales Transactions. Depreciation and amortization for Riverside increased $126,000 or 4% for the year ended December 31, 1998, as compared to the corresponding prior year period. The 1998 increase for Riverside was primarily attributable to capital expenditures.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     Other Income (Expense)

     The Partnership used cash proceeds from the Southern Tennessee Sale to repay all amounts outstanding under its bank credit facility and to terminate such facility during 1997. Accordingly, the Partnership did not incur any interest expense after 1997.

     Interest income increased $230,000 or 31% and decreased $1,195,000 or 61% during the years ended December 31, 1999 and 1998, respectively, as compared to the corresponding prior year periods. The increase in 1999 is due to an increase in the average balance of the Partnership's cash and cash equivalents resulting primarily from cash proceeds received in connection with the Riverside Sale. The decrease in 1998 was due to a decrease in the average balance of the Partnership's cash and cash equivalents, primarily due to the distribution of cash proceeds related to the 1997 Sales Transactions during the third quarter of 1997.

     During the first quarter of 1998, the Partnership expensed $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

     The Partnership recorded a gain from the Riverside Sale of $20,937,000 during the year ended December 31, 1999 and recorded gains from the 1997 Sales Transactions aggregating $44,093,000 during the year ended December 31, 1997.

     Inflation did not have a significant impact on the Partnership's financial condition or results of operations during the three-year period ended December 31, 1999.

     Liquidity and Capital Resources

     At December 31, 1999, the Partnership held cash and cash equivalents of $49,067,000. During the year ended December 31, 1999, the Partnership received net cash proceeds from the Riverside Sale of $31,832,000. The Partnership anticipates that a distribution will be made to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in the second quarter of 2000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities.

     As previously described under "General - Asset Sales", pursuant to the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which may be made by Century.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


     Liquidity and Capital Resources (continued)

     As previously described under "General - Asset Sales", pursuant to the asset purchase agreement for the sale of the Southern Tennessee System, $494,000 of the sales price for the Southern Tennessee System was placed in escrow and was subject to indemnifiable claims for up to one year following consummation of the sale of the Southern Tennessee System. Prior to its release, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter. In connection with such sale, Charter was assigned the rights to the indemnification claim. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, such claim may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

     On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT
5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale.

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

     The claim against the Southern Tennessee Escrow and the above described lawsuit may have the effect of delaying any final liquidating distributions of the Partnership.

     At December 31, 1999, the Partnership had $613,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

     During the year ended December 31, 1999, the Partnership expended $1.0 million for capital expenditures.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


Item 8. Financial Statements and Supplementary Data.

     The financial statements of the Partnership are filed under this item beginning on Page II-10. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Independent Auditors' Report


The Partners
American Cable TV Investors 5, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 2 to the financial statements, the Partnership sold substantially all of its cable television assets and is currently in the process of determining its final liabilities so that liquidating distributions can be made.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                       KPMG LLP


Denver Colorado
March 3, 2000

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                                 Balance Sheets

                           December 31, 1999 and 1998

                                  (See note 2)

                                             1999        1998
                                            -------     -------
                                            amounts in thousands

Assets

Cash and cash equivalents                   $49,067      16,134

Trade and other receivables                     396         389
   Less allowance for doubtful accounts          --           8
                                            -------     -------
                                                396         381
                                            -------     -------

Property and equipment:
   Cable distribution systems                    --      18,610
   Support equipment and buildings               --       1,473
                                            -------     -------
                                                 --      20,083
   Less accumulated depreciation                 --      12,269
                                            -------     -------
                                                 --       7,814
                                            -------     -------

Franchise costs                                  --      24,649
   Less accumulated amortization                 --      19,052
                                            -------     -------
                                                 --       5,597
                                            -------     -------

Funds held in escrow (note 2)                 1,994         494

Other assets                                     --          81
                                            -------     -------

                                            $51,457      30,501
                                            =======     =======

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                            Balance Sheets, continued

                                  (See note 2)

                                                       1999          1998
                                                     --------      --------
                                                      amounts in thousands

Liabilities and Partners' Equity

Accounts payable                                     $      1            53

Accrued liabilities                                       302           222

Unclaimed limited partner distribution checks             613           639

Amounts due to related parties (note 3)                 1,235         1,140
                                                     --------      --------

        Total liabilities                               2,151         2,054
                                                     --------      --------

Partners' equity (deficit):
   General partner                                     (2,808)       (3,017)
   Limited partners                                    52,114        31,464
                                                     --------      --------

        Total partners' equity                         49,306        28,447
                                                     --------      --------

Commitments and contingencies (notes 2, 3 and 4)     $ 51,457        30,501
                                                     ========      ========

See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Operations

                  Years ended December 31, 1999, 1998 and 1997

                                  (See note 2)


                                                                1999          1998          1997
                                                              --------      --------      --------
                                                                     amounts in thousands,
                                                                    except per unit amounts

Revenue                                                       $  9,456         9,542        16,255

Operating costs and expenses:
   Programming (primarily from related parties - note 3)         2,333         2,201         3,654
   Operating (including allocations
      from related parties - note 3)                             1,252         1,211         1,872
   Selling, general and administrative (including charges
      and allocations from related parties - note 3)             3,397         3,356         6,082
   Year 2000 costs                                                 114            --            --
   Depreciation                                                  1,424         1,559         2,690
   Amortization                                                  1,996         2,259         4,309
                                                              --------      --------      --------

        Total operating expenses                                10,516        10,586        18,607
                                                              --------      --------      --------

        Operating loss                                          (1,060)       (1,044)       (2,352)

Other income (expense):
   Interest expense                                                 --            --          (135)
   Interest income                                                 982           752         1,947
   Write-off of deferred loan costs                                 --          (202)           --
   Gain on sale of cable television systems (note 2)            20,937            --        44,093
                                                              --------      --------      --------

                                                                21,919           550        45,905
                                                              --------      --------      --------

        Net earnings (loss)                                   $ 20,859          (494)       43,553
                                                              ========      ========      ========

Net earnings (loss) per limited partnership
   unit ("Unit")                                              $ 103.25         (2.45)       215.58
                                                              ========      ========      ========

See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                         Statements of Partners' Equity

                  Years ended December 31, 1999, 1998 and 1997

                                  (See note 2)

                                 General      Limited
                                 partner      partners      Total
                                 -------      --------     -------
                                       amounts in thousands

Balance at January 1, 1997       $(2,701)      62,838       60,137

   Distribution (note 2)            (747)     (74,002)     (74,749)

   Net earnings                      436       43,117       43,553
                                 -------      -------      -------

Balance at December 31, 1997      (3,012)      31,953       28,941

   Net loss                           (5)        (489)        (494)
                                 -------      -------      -------

Balance at December 31, 1998      (3,017)      31,464       28,447

   Net earnings                      209       20,650       20,859
                                 -------      -------      -------

Balance at December 31, 1999     $(2,808)      52,114       49,306
                                 =======      =======      =======

See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                            Statements of Cash Flows

                  Years ended December 31, 1999, 1998 and 1997

                                  (See note 2)

                                                                                      1999          1998          1997
                                                                                    --------      --------      --------
                                                                                            amounts in thousands

Cash flows from operating activities:
   Net earnings (loss)                                                              $ 20,859          (494)       43,553
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                  3,420         3,818         6,999
        Write-off of deferred loan costs                                                  --           202            --
        Gain on sale of cable television systems                                     (20,937)           --       (44,093)
        Changes in operating assets and
           liabilities, net of effects from sale of
           cable television systems:
                Net change in receivables
                  and other assets                                                        34           (47)          164
                Net change in accounts
                  payable, accrued
                  liabilities and amounts due
                  to related parties                                                  (1,247)       (4,583)        2,907
                                                                                    --------      --------      --------

                         Net cash provided by (used in)
                           operating activities                                        2,129        (1,104)        9,530
                                                                                    --------      --------      --------

Cash flows from investing activities:
   Capital expended for property and equipment                                        (1,028)       (1,073)       (1,188)
   Proceeds from sale of cable television systems, net of disposition fees paid
     and funds held in escrow                                                         31,832         1,843        87,270
   Other investing activities                                                             --            68            18
                                                                                    --------      --------      --------

                       Net cash provided by investing
                         activities                                                 $ 30,804           838        86,100
                                                                                    --------      --------      --------

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                       Statements of Cash Flows, continued

                  Years ended December 31, 1999, 1998 and 1997

                                  (See note 2)

                                                   1999        1998         1997
                                                  -------     -------      -------
                                                       amounts in thousands

Cash flows from financing activities:
   Borrowings of debt                             $    --          --        1,000
   Repayments of debt                                  --          --       (8,500)
   Distributions to partners                           --          --      (74,749)
   Change in cash overdraft                            --          --       (1,710)
                                                  -------     -------      -------

                       Net cash used in
                         financing activities          --          --      (83,959)
                                                  -------     -------      -------

                       Net change in cash and
                         cash equivalents          32,933        (266)      11,671

                        Cash and cash
                          equivalents:

                          Beginning of year        16,134      16,400        4,729
                                                  -------     -------      -------

                          End of year             $49,067      16,134       16,400
                                                  =======     =======      =======

See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Notes to Financial Statements

                        December 31, 1999, 1998 and 1997

(1)  Summary of Significant Accounting Policies

     Organization

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

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 1999, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), formerly Tele-Communications, Inc., and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

     In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units to the public resulting in gross proceeds of $100,002,500.

     On March 9, 1999, AT&T Corp. ("AT&T") acquired AT&T Broadband in a merger (the "AT&T Merger"). In the AT&T Merger, AT&T Broadband became a subsidiary of AT&T. The AT&T Merger has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

     As further described in note 2, the Partnership has sold substantially all of its cable television assets.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Notes to Financial Statements

     Allocation of Net Earnings and Net Losses

     Net earnings and net losses shall be allocated 99% to ACT 5's limited partners ("Limited Partners") and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although ACT 5's September 1997 distributions of proceeds from the sales of certain of its cable television systems allowed Limited Partners to achieve Payback, Limited Partners have not yet received a 6% return on their aggregate contributions. Distributions from the Riverside Sale will not allow Limited Partners to achieve Payback; therefore, amounts will continue to be allocated 99% to the Limited Partners and 1% to the General Partner. See
     note 2.

     Cash and Cash Equivalents

     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     At December 31, 1999 and 1998, $46,631,000 and $15,761,000 of the
     Partnership's cash and cash equivalents were invested in money market funds, respectively. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Cash paid by the Partnership for interest was none during the years ended December 31, 1999 and 1998 and $152,000 during the year ended December 31, 1997.

     Property and Equipment

     Property and equipment was stated at cost, which included an allocation of the acquisition costs of cable television systems. Depreciation was computed using the straight-line method over the estimated useful lives of the assets, which ranged from 3 to 20 years.

     Repairs and maintenance were charged to operations, and renewals and additions, including labor and overhead related to installations and interest costs related to construction, were capitalized. Capitalized interest costs were not significant in any of the periods presented in the accompanying financial statements.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Notes to Financial Statements

     At the time of ordinary retirements, sales, or other dispositions of part of a cable television system, the depreciated cost and cost of removal of such property were charged to accumulated depreciation, and salvage value, if any, was credited thereto. The net book value of assets retired or disposed of as a result of major rebuilds and lost converters was charged to depreciation expense in the period of disposition. Gains or losses were only recognized in connection with the disposition of properties in their entirety.

     Franchise Costs

     Franchise costs represented the difference between the acquisition cost of a cable television system and amounts allocated to the tangible assets. Franchise costs were amortized using the straight-line method over the remaining terms of the franchise agreements at the time of acquisition, which ranged from 3 to 15 years.

     Impairment of Long-Lived Assets

     The Partnership periodically reviewed the carrying amounts of property, plant and equipment and its intangible assets to determine whether current events or circumstances warranted adjustments to such carrying amounts. If an impairment adjustment was deemed necessary, such loss was measured by the amount that the carrying value of such assets exceeded their fair value.

     Revenue Recognition

     Revenue for customer fees, equipment rental, advertising, pay-per-view programming and revenue sharing agreements was recognized in the period that services were delivered. Installation revenue was recognized in the period the installation services were provided to the extent of direct selling costs. Any remaining amount was deferred and recognized over the estimated average period that subscribers were expected to remain connected to the system.

     Net Earnings (Loss) Per Unit

     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 1999 was 200,005.

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

     The Partnership had taxable earnings of $13.1 million, $1.0 million and $40.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Reclassifications

     Certain amounts have been reclassified for comparability with the 1999 presentation.

(2)  Asset Sales

     On April 1, 1997, the Partnership sold the cable television system in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System" or "Southern Tennessee") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin") for an adjusted sales price of $19,647,000 (the "Southern Tennessee Sale"). Pursuant to the asset purchase agreement for the Southern Tennessee Sale, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights to the indemnification claim. Such claim has had and will continue to have the effect of delaying the release of the Southern Tennessee Escrow. In addition, such claim may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

     On April 16, 1997, the Partnership sold the cable television system located in and around St. Mary's County, Maryland ("St. Mary's") to Gans Multimedia Partnership ("Gans") for an adjusted sales price of $30,547,000 (the "St. Mary's Sale"). Pursuant to the asset purchase agreement for the St. Mary's Sale, $766,000 of such sales price was placed in escrow (the "St. Mary's Escrow") and was subject to indemnifiable claims by Gans through April 15, 1998. The St. Mary's Escrow was released to ACT 5 during the second quarter of 1998. ACT 5 received interest of $39,000 in conjunction with the release of the St. Mary's Escrow.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Notes to Financial Statements

     On June 24, 1997, the Partnership sold the cable television system located in and around Lower Delaware ("Lower Delaware") to Mediacom Delaware LLC ("Mediacom") for an adjusted sales price of $42,191,000 (the "Lower Delaware Sale"). Pursuant to the asset purchase agreement for the Lower Delaware Sale, $1,077,000 of such sales price was placed in escrow (the "Lower Delaware Escrow") and was subject to indemnifiable claims by Mediacom through June 23, 1998. The Lower Delaware Escrow was released to ACT 5 during the third quarter of 1998. ACT 5 received interest of $57,000 in conjunction with the release of the Lower Delaware Escrow.

     The Partnership used proceeds from the 1997 Sales Transactions to pay disposition fees of $2,778,000 to Cablevision, repay debt and related accrued interest of $8,652,000, and make distributions to its General Partner and Limited Partners during the third quarter of 1997 of $747,000 and $74,002,000 ($370 per Unit for Limited Partners of record as of July 1, 1997), respectively.

     On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an unadjusted sale price of $33 million (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price has been placed in escrow for 180 days in order to satisfy any indemnifiable claims which may be made by Century. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. Upon receipt of such approval from the City of Moreno Valley, the Moreno Franchise Agreement will be transferred to Century post-closing and the management agreement will be terminated.

     The Partnership anticipates that a distribution will be made to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in the second quarter of 2000.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Notes to Financial Statements

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business and is currently seeking to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

     On December 7, 1999, AT&T Broadband and Century contributed cable television systems to a joint venture (the "Joint Venture") that combined multiple cable television systems in Southern California. Among those systems to be contributed to the Joint Venture by AT&T Broadband was the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System was among those systems to be contributed to the Joint Venture by Century. AT&T Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century. AT&T Broadband, through certain of its subsidiaries, owns a 100% interest in IR-TCI.

(3)  Transactions with Related Parties

     The Partnership purchases programming services from affiliates of AT&T Broadband. The charges, which generally approximate such affiliates' cost and are based upon the number of customers served by the Partnership, aggregated $2,333,000, $2,201,000 and $3,647,000 in 1999, 1998 and 1997,
     respectively.

     The Partnership has a management agreement with Cablevision whereby Cablevision is responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership pays a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $567,000, $573,000 and $975,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $273,000, $207,000 and $297,000 in 1999, 1998 and 1997, respectively.

     Riverside shared office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses were charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the years ended December 31, 1999, 1998 and 1997, Riverside's operating and administrative salaries and expenses aggregated $2,578,000, $2,402,000 and $2,216,000, respectively.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Notes to Financial Statements

     ACT 5 is obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee is due and payable at the time the cable television system is sold if the consideration received is greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. In connection with the Riverside Sale, disposition fees of $1,000,000 were paid to Cablevision subsequent to December 31, 1999. Such amount is included in amounts due to related parties at December 31, 1999. In connection with the 1997 Sales Transactions, disposition fees of $2,778,000 were paid to Cablevision.

     Amounts due to related parties, which represent non-interest-bearing payables to AT&T Broadband and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

     Amounts due from related parties bear interest at variable rates (5.0% at December 31, 1999 and 1998). Interest earned on amounts due from AT&T Broadband and its affiliates was none and $120,000 during the years ended December 31, 1999 and 1998, and was not significant for the year ended December 31, 1997.

(4)  Commitments and Contingencies

     On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. The Court has not yet ruled on such motions. No Defendant to date has filed an answer to the Complaint, and a statutory stay of discovery is in effect pending the Court's determination of the pending motions. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                          Notes to Financial Statements

     The claim against the Southern Tennessee Escrow as described in note 2 and the above described lawsuit may have the effect of delaying any final liquidating distributions of the Partnership.

     The Partnership leased certain property and equipment under operating leases. The Partnership's lease expense aggregated $132,000, $146,000 and $344,000 in 1999, 1998 and 1997, respectively, including $3,000, $4,000 and
     $82,000 paid under pole rental agreements which were terminable on short notice by either party. Riverside's lease expense aggregated $132,000, $146,000 and $214,000 in 1999, 1998 and 1997, respectively, including
     $3,000, $4,000 and $19,000 paid under pole rental agreements in 1999, 1998 and 1997, respectively.

(5)  Year 2000 Costs

     During 1999, AT&T Broadband, in its capacity as the indirect parent of the managing agent of the Partnership, completed its enterprise-wide comprehensive efforts to assess and remediate the Partnership's computer systems and related software and equipment to ensure such systems, software and equipment recognize, process and store information in the year 2000 and thereafter. AT&T Broadband allocated expenses to the Partnership totaling $114,000 during 1999 in connection with the year 2000 remediation efforts for the Partnership. In addition, the Partnership incurred capital expenditures of $56,000 during 1999 in connection with year 2000 remediation efforts. The Partnership did not experience any significant problems with the changeover to the year 2000.

                       AMERICAN CABLE TV INVESTORS 5, LTD.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant.

     As the Partnership has no directors or officers of its own, all of the Partnership's major decisions are made by IR-TCI whose general partner is TCIV
5. Until its withdrawal by letter dated January 17, 1996, ICC was also a general partner of the General Partner.

     The Partnership has entered into a management agreement with Cablevision, pursuant to which Cablevision is responsible for managing the day-to-day operations of the Partnership.

     As of January 21, 2000, the following executive officers and directors of TCIV 5 operate IR-TCI:

                   Name                                                    Position
                   ----                                                    --------

William R. Fitzgerald (1)                   President and Director of TCIV 5 since November 1998. Executive Vice
Born May 20, 1957                           President and Chief Operating Officer for Operations and Administration
                                            of AT&T Broadband since August 1999. Executive Vice President and Chief
                                            Operating Officer of AT&T Broadband from March 1999 to August 1999.
                                            Chief Operating Officer of TCIC from November 1998 to March 1999,
                                            Executive Vice President of TCIC from December 1997 to March 1999 and
                                            Senior Vice President of TCIC from March 1996 to December 1997. Serves as a Vice President of various AT&T Broadband subsidiaries; and was
                                            Senior Vice President and Partner in Daniels & Associates, a brokerage and investment banking company from 1988 to 1996.

Daniel E. Somers (1)                        Director of TCIV 5 since January 2000. Director, President and Chief
Born December 9, 1947                       Executive Officer of AT&T Broadband since December 1999. Senior
                                            Executive Vice President and Chief Financial Officer of AT&T since April
                                            1997. Serves as a President and Director of many of AT&T Broadband's subsidiaries. Chairman and Chief Executive Officer of Bell Cablemedia,
                                            plc, of London from 1995 to 1997. From 1992 to 1995, Mr. Somers was
                                            Executive Vice President and Chief Financial Officer for Bell Canada,
                                            International, Inc. after having been President of Radio Atlantic
                                            Holdings, Ltd.

Michael P. Huseby                           Vice President and Treasurer of TCIV 5 since January 2000. Executive
Born November 14, 1954                      Vice President, Chief Financial Officer and Treasurer of AT&T
                                            Broadband since January 2000. Serves as a Vice President, Treasurer and
                                            Director of various AT&T Broadband subsidiaries. Mr. Huseby was a
                                            Partner in Andersen Worldwide from 1990 to December 1999.

                                      III-1

                       AMERICAN CABLE TV INVESTORS 5, LTD.


Terrel E. Davis                            Vice President and Secretary of TCIV 5 since January 2000. Senior
Born March 24, 1953                        Vice President and Assistant Secretary of AT&T Broadband since March
                                           1999. Senior Vice President and Assistant Secretary of TCIC from May 1998 to March 1999. Associate General Counsel of AT&T Broadband from 1992 to
                                           March 1999; and Vice President and Secretary or Vice President and
                                           Assistant Secretary of most of AT&T Broadband's subsidiaries.

Arthur C. Belanger (1)                     Director of TCIV 5 since June 1996. Prior to his retirement in
Born November 23, 1925                     January 1992, Mr. Belanger was Executive Vice President and Chief
                                           Operating Officer of United Artists Communications, Inc.

Paul F. Schonewolf (1)                     Director of TCIV 5 since June 1996. Mr. Schonewolf is the President of
Born February 9, 1937                      Hamilton County/Gore Mt. Cable TV, Inc., a cable company serving six upstate New York communities. From 1987 to 1993 he was President of
                                           Schomann Entertainment Corp., which owned and operated cable television companies in New York, Vermont, New Hampshire and Pennsylvania. From 1986
                                           to 1994 he was President of PFS Communications, a consulting company serving the cable television industry.

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

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 1999, all applicable filing requirements were complied with, except that Messrs. Somers, Huseby and Davis each filed one Form 3 late.

                                     III-2

                       AMERICAN CABLE TV INVESTORS 5, LTD.


Item 11. Executive Compensation.

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to Cablevision. See "Certain Relationships and Related Transactions" below.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     No General or Limited Partner of the Partnership owns more than 5% of the Units.

     None of the individuals referred to in Item 10 above owns (i) any Units of the Partnership or (ii) more than 1% of the outstanding shares of AT&T Corp., the ultimate parent and owner, directly or indirectly, of all of the voting stock of TCIV 5.

Item 13. Certain Relationships and Related Transactions.

     The Partnership purchases programming services from affiliates of AT&T Broadband. In 1999, the charges, which generally approximate such affiliates' cost and are based upon the number of subscribers served by the Partnership, aggregated $2,333,000.

     Under a management agreement with Cablevision, the Partnership is charged a management fee of 6% of gross revenue, as defined in the management agreement. Such fees aggregated $567,000 in 1999. Cablevision is also reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $273,000 in 1999.

     AT&T Broadband allocated expenses to the Partnership totaling $114,000 during 1999 in connection with the year 2000 remediation efforts for the Partnership.

     Riverside shared office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses were allocated based upon Riverside's estimated utilization of such office facilities and personnel. During the year ended December 31, 1999, Riverside's operating and administrative salaries and expenses aggregated $2,578,000.

     In connection with the Riverside Sale, disposition fees of $1,000,000 were paid to Cablevision subsequent to December 31, 1999. Such amount is included in amounts due to related parties at December 31, 1999.

     On December 7, 1999, AT&T Broadband and Century contributed cable television systems to the Joint Venture that combined multiple cable television systems in Southern California. The Riverside System was among those systems that was contributed to the Joint Venture by Century, and the Redlands System was among those systems contributed by AT&T Broadband. AT&T Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century.

     At December 31, 1999, the Partnership owed $1,235,000 to AT&T Broadband and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.

                                     III-3

                       AMERICAN CABLE TV INVESTORS 5, LTD.

                                    PART IV.

Item 14. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K.

(a)  (1)      Financial Statements                                                                          Page
                                                                                                            ----

Included in Part II of this Report:

                    Independent Auditors' Report                                                            II-10

                    Balance Sheets, December 31, 1999 and 1998                                              II-11

                    Statements of Operations,
                        Years ended December 31, 1999, 1998 and 1997                                        II-13

                    Statements of Partners' Equity,
                        Years ended December 31, 1999, 1998 and 1997                                        II-14

                    Statements of Cash Flows,
                        Years ended December 31, 1999, 1998 and 1997                                        II-15

                    Notes to Financial Statements,
                        December 31, 1999, 1998 and 1997                                                    II-17

(a)  (2)      Financial Statement Schedules

     All schedules are omitted as they are not required or are not applicable.

                       AMERICAN CABLE TV INVESTORS 5, LTD.


(a)       (3) Exhibits

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.

          First Amendment, dated as of November 11, 1998, to Asset Purchase
               Agreement dated as of August 12, 1998, by and among American Cable TV Investors 5, Ltd. and Century Communications Corp., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File Number 0-16784).

          Waiver and Indemnification Agreement by and between American Cable TV
               Investors 5, Ltd. and Adelphia Communications Corporation dated December 7, 1999.

27 - Financial Data Schedule.

(b)  Reports on Form 8-K filed during the quarter ended December 31, 1999:

     Date of Report        Items Reported         Financial Statements Filed
     --------------        --------------         --------------------------

   December 21, 1999           Item 2                     None

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

AMERICAN CABLE TV INVESTORS 5, LTD., A Colorado Limited Partnership
By: IR-TCI PARTNERS V, L.P., Its General Partner

    By: TCI VENTURES FIVE, INC., Its General Partner



        By: /s/ William R. Fitzgerald                          March 30, 2000
            --------------------------------------
            William R. Fitzgerald
            President and Director - TCI Ventures Five, Inc.
            (Principal Executive Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                         Signature                                       Date
                         ---------                                       ----

/s/ William R. Fitzgerald                                          March 30, 2000
------------------------------------------------
William R. Fitzgerald
President and Director - TCI Ventures Five, Inc.
(Principal Executive Officer)

/s/ Daniel E. Somers                                               March 30, 2000
------------------------------------------------
Daniel E. Somers
Director - TCI Ventures Five, Inc.

/s/ Michael P. Huseby                                              March 30, 2000
------------------------------------------------
Michael P. Huseby
Vice President and Treasurer - TCI Ventures Five, Inc.
(Chief Financial Officer)
(Principal Accounting Officer)

/s/ Terrel E. Davis                                                March 30, 2000
------------------------------------------------
Terrel E. Davis
Vice President and Secretary - TCI Ventures Five, Inc.

/s/ Arthur C. Belanger                                             March 30, 2000
------------------------------------------------
Arthur C. Belanger
Director - TCI Ventures Five, Inc.

                                 EXHIBIT INDEX


Exhibit
Number                      Description
------                      -----------

  3     -     Articles of Incorporation and Bylaws:

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

                    First Amendment, dated as of November 11, 1998, to Asset
                         Purchase Agreement dated as of August 12, 1998, by and among American Cable TV Investors 5, Ltd. and Century
                         Communications Corp., incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 (Commission File Number
                         0-16784).

                    Waiver and Indemnification Agreement by and between American
                         Cable TV Investors 5, Ltd. and Adelphia Communications
                         Corporation dated December 7, 1999.

 27     -     Financial Data Schedule.