Form 10-Q
period 2000-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2000-05-15
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            State of Colorado                            84-1048934
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


      9197 South Peoria Street
         Englewood, Colorado                               80112
-----------------------------------------   ------------------------------------
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

                                  Balance Sheet

                                   (unaudited)

                                  (see note 2)

                                                              March 31,       December 31,
                                                                2000              1999
                                                            ------------      ------------
Assets                                                         amounts in thousands

Cash and cash equivalents (note 4)                          $     49,064            49,067

Receivables                                                          828               396

Funds held in escrow (notes 2 and 6)                               1,994             1,994
                                                            ------------      ------------

                                                            $     51,886            51,457
                                                            ============      ============

Liabilities and Partners' Equity

Accounts payable and accrued liabilities                    $         57               303

Unclaimed limited partner distribution checks                        612               613

Amounts due to related parties (note 5)                            1,279             1,235
                                                            ------------      ------------

      Total liabilities                                            1,948             2,151
                                                            ------------      ------------

Partners' equity (deficit):
   General partner                                                (2,802)           (2,808)
   Limited partners                                               52,740            52,114
                                                            ------------      ------------

      Total partners' equity                                      49,938            49,306
                                                            ------------      ------------

Commitments and contingencies (notes 2 and 6)
                                                            $     51,886            51,457
                                                            ============      ============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                  (see note 2)

                                                                                    Three months ended
                                                                                         March 31,
                                                                               ------------------------------
                                                                                   2000              1999
                                                                               ------------      ------------
                                                                                    amounts in thousands,
                                                                                     except unit amounts

Revenue                                                                        $         --             2,527

Operating costs and expenses:
   Programming (primarily from related parties - note 5)
                                                                                         --               611
   Operating (including allocations
      from related parties - note 5)                                                     --               283
   Selling, general and administrative (including charges from related
      parties - note 5)                                                                  68             1,057
   Depreciation and amortization                                                         --               944
                                                                               ------------      ------------

          Total operating expenses                                                       68             2,895
                                                                               ------------      ------------

          Operating loss                                                                (68)             (368)

   Interest income                                                                      700               189
                                                                               ------------      ------------

          Net earnings (loss)                                                  $        632              (179)
                                                                               ============      ============

Net earnings (loss) per limited partnership unit ("Unit") (note 3)
                                                                               $       3.13             (0.89)
                                                                               ============      ============

Limited partnership units outstanding                                               200,005           200,005
                                                                               ============      ============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                        Three months ended March 31, 2000

                                   (unaudited)

                                  (see note 2)


                                               General           Limited
                                               partner           partners           Total
                                             ------------      ------------     ------------
                                                           amounts in thousands

Balance at January 1, 2000                   $     (2,808)           52,114           49,306

    Net earnings                                        6               626              632
                                             ------------      ------------     ------------

Balance at March 31, 2000                    $     (2,802)           52,740           49,938
                                             ============      ============     ============



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                   (unaudited)

                                  (see note 2)

                                                                                               Three months ended
                                                                                                   March 31,
                                                                                         ------------------------------
                                                                                             2000              1999
                                                                                         ------------      ------------
                                                                                              amounts in thousands
                                                                                                  (see note 4)

Cash flows from operating activities:
    Net earnings (loss)                                                                  $        632      $       (179)
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
        Depreciation and amortization                                                              --               944
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                                          (432)              (74)
             Net change in accounts payable, accrued liabilities and amounts due
                to related parties                                                               (203)             (796)
                                                                                         ------------      ------------

             Net cash used in operating activities                                                 (3)             (105)
                                                                                         ------------      ------------

Cash flows from investing activities -
    capital expended for property and equipment                                                    --              (300)
                                                                                         ------------      ------------

Cash flows from financing activities                                                               --                --
                                                                                         ------------      ------------

             Net change in cash and cash
               equivalents                                                                         (3)             (405)

             Cash and cash equivalents:
                Beginning of period                                                            49,067            16,134
                                                                                         ------------      ------------

                End of period                                                            $     49,064            15,729
                                                                                         ============      ============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2000

                                   (unaudited)

(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 2000 and its results of operations for the three months ended March 31, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 1999 Annual Report on Form 10-K.

         The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband") and is the managing agent of the Partnership.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(2)      Riverside Sale

         On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an unadjusted sales price of $33 million (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price has been placed in escrow for 180 days in order to satisfy any indemnifiable claims which may be made by Century. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. Upon receipt of such approval from the City of Moreno Valley, the Moreno Franchise Agreement will be transferred to Century and the management agreement will be terminated.

         On December 7, 1999, AT&T Broadband and Century contributed cable television systems to a joint venture (the "Joint Venture") that combined multiple cable television systems in Southern California. Among those systems to be contributed to the Joint Venture by AT&T Broadband was the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System was among those systems that were contributed to the Joint Venture by Century. AT&T Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century. AT&T Broadband, through certain of its subsidiaries, owns a 100% ownership interest in IR-TCI.

         In connection with the Riverside Sale, the Partnership made a distribution to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000.

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business and pending the transfer of the Moreno Valley Franchise Agreement will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(3)      Allocation of Net Earnings and Net Losses

         Net earnings and net losses shall be allocated 99% to ACT 5's limited partners ("Limited Partners") and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although ACT 5's distributions of proceeds from the sales of certain of its cable television systems allowed Limited Partners to achieve Payback, distributions from the Riverside Sale will not allow Limited Partners to achieve a 6% return on their aggregate contributions; therefore, amounts will continue to be allocated 99% to the Limited Partners and 1% to the General Partner. See note 2.

         Net earnings (loss) per Unit is calculated by dividing net earnings
         (loss) attributable to the Limited Partners by the number of Units outstanding during each period.

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At March 31, 2000, $48,592,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)      Transactions with Related Parties

         The Partnership purchased programming services from affiliates of AT&T Broadband. The charges, which generally approximated such affiliates' cost and were based upon the number of customers served by the Partnership, aggregated $609,000 for the three months ended March 31, 1999.

         The Partnership had a management agreement with Cablevision, whereby Cablevision was responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership paid a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $152,000 for the three months ended March 31, 1999.

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 and $67,000 for the three months ended March 31, 2000 and 1999, respectively.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         Riverside shared office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses were charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the three months ended March 31, 1999, Riverside's operating and administrative salaries and expenses amounted to $600,000.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin") for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of the indemnification claim. Such claim may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

         The claim against the Southern Tennessee Escrow and the lawsuit described above may have the effect of delaying any final liquidating distributions of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999.

         General

         As further described in note 2 to the accompanying financial statements, the Partnership has sold substantially all of its cable television assets.

Material Changes in Results of Operations

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business and pending the transfer of the Moreno Valley Franchise Agreement will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the three months ended March 31, 2000 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income increased $511,000 during the three months ended March 31, 2000, as compared to the corresponding prior year period. Such increase is due to an increase in the average balance of the Partnership's cash and cash equivalents resulting from cash proceeds received in connection with the Riverside Sale and an increase in the average interest rate.

Material Changes in Financial Condition

         In connection with the Riverside Sale, the Partnership made a distribution from the net cash proceeds received in connection with the Riverside Sale to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities.

         As further described in note 2 to the accompanying financial statements, pursuant to the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which may be made by Century.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement, $494,000 of the sales price for the Southern Tennessee System was placed in escrow and was subject to indemnifiable claims for up to one year following consummation of the sale of the Southern Tennessee System. Prior to its release, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter. In connection with such sale, Charter was assigned the rights to the indemnification claim. Such claim may have the effect of reducing the amount of the Southern Tennessee Escrow ultimately released to ACT 5.

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

         At March 31, 2000, the Partnership had $612,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended March 31, 2000:

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

                                        AMERICAN CABLE TV INVESTORS 5, LTD.
                                         (A Colorado Limited Partnership)

                                        By:   IR-TCI PARTNERS V, L.P.,
                                              Its General Partner

                                        By:   TCI VENTURES FIVE, INC.,
                                              A General Partner



Date: May 15, 2000                      By:   /s/ Leo Stegman
                                              -----------------------------
                                              Leo Stegman
                                              Vice President and Controller
                                              (Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     Financial Data Schedule