Form 10-Q
period 2000-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2000-08-14
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended June 30, 2000

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

                                  Balance Sheet

                                   (unaudited)

                                  (see note 2)

                                                  June 30,     December 31,
                                                    2000          1999
                                                  --------     ------------
Assets                                              amounts in thousands
------
Cash and cash equivalents (note 4)                $  9,486        49,067

Receivables                                             61           396

Funds held in escrow (notes 2 and 6)                   494         1,994
                                                  --------      --------

                                                  $ 10,041        51,457
                                                  ========      ========

Liabilities and Partners' Equity
--------------------------------

Accounts payable and accrued liabilities          $     50           303

Unclaimed limited partner distribution checks          606           613

Amounts due to related parties (note 5)                 95         1,235
                                                  --------      --------

      Total liabilities                                751         2,151
                                                  --------      --------

Partners' equity (deficit):
   General partner                                  (3,208)       (2,808)
   Limited partners                                 12,498        52,114
                                                  --------      --------

      Total partners' equity                         9,290        49,306
                                                  --------      --------

Commitments and contingencies (notes 2 and 6)
                                                  $ 10,041        51,457
                                                  ========      ========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                  (see note 2)


                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                                ------------------------      ------------------------
                                                   2000           1999          2000           1999
                                                ---------      ---------      ---------      ---------
                                                      amounts in thousands, except unit amounts
Revenue                                         $      --          2,578             --          5,009

Operating costs and expenses:
    Programming (primarily from related
       parties - note 5)                               --            617             --          1,228
    Operating (including allocations from
       related parties - note 5)                       --            259             --            571
    Selling, general and administrative
       (including charges from related
       parties - note 5)                               74            902            142          1,834
    Year 2000 costs (allocated from related
       parties - note 5)                               --             77             --             77
    Depreciation and amortization                      --            947             --          1,891
                                                ---------      ---------      ---------      ---------

           Total operating expenses                    74          2,802            142          5,601
                                                ---------      ---------      ---------      ---------


           Operating loss                             (74)          (224)          (142)          (592)

Other income:
    Interest income                                   371            191          1,071            380
    Adjustment to gain on sale of cable
       television system (note 2)                      66             --             66             --
                                                ---------      ---------      ---------      ---------

           Net earnings (loss)                  $     363            (33)           995           (212)
                                                =========      =========      =========      =========

Net earnings (loss) per limited partnership
       unit ("Unit") (note 3)                   $    1.80           (.16)          4.93          (1.05)
                                                =========      =========      =========      =========

Limited partnership units outstanding             200,005        200,005        200,005        200,005
                                                =========      =========      =========      =========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                         Six months ended June 30, 2000

                                   (unaudited)

                                  (see note 2)


                               General      Limited
                               partner      partners      Total
                               -------      --------     -------
                                    amounts in thousands
Balance at January 1, 2000     $(2,808)      52,114       49,306

    Distribution                  (410)     (40,601)     (41,011)

    Net earnings                    10          985          995
                               -------      -------      -------

Balance at June 30, 2000       $(3,208)      12,498        9,290
                               =======      =======      =======


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                   (unaudited)

                                  (see note 2)


                                                                            Six months ended
                                                                                 June 30,
                                                                         ----------------------
                                                                           2000          1999
                                                                         --------      --------
                                                                          amounts in thousands
                                                                              (see note 4)
Cash flows from operating activities:
    Net earnings (loss)                                                  $    995      $   (212)
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
        Depreciation and amortization                                          --         1,891
        Adjustment to gain on sale of cable television system                 (66)           --
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                       335            27
             Net change in accounts payable, accrued liabilities and
                amounts due to related parties                             (1,400)         (878)
                                                                         --------      --------

             Net cash provided by (used in) operating activities             (136)          828
                                                                         --------      --------

Cash flows from investing activities:
    Capital expended for property and equipment                                --          (662)
    Additional proceeds from sale of cable television system                   66            --
    Proceeds from funds held in escrow                                      1,500            --
    Other investing                                                            --             1
                                                                         --------      --------

             Net cash provided by (used in) investing activities            1,566          (661)
                                                                         --------      --------

Cash flows from financing activities -
    distribution to partners                                              (41,011)           --
                                                                         --------      --------

             Net change in cash and cash
               equivalents                                                (39,581)          167

             Cash and cash equivalents:
                Beginning of period                                        49,067        16,134
                                                                         --------      --------

                End of period                                            $  9,486        16,301
                                                                         ========      ========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2000

                                   (unaudited)

(1)  Basis of Financial Statement Preparation

     The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 2000 and its results of operations for the six months ended June 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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


                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


(2)  Riverside Sale

     On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sales price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the escrow was released to ACT 5. ACT 5 received interest of $39,000 in conjunction with the release of the escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. Upon receipt of such approval from the City of Moreno Valley, the Moreno Franchise Agreement will be transferred to Century and the management agreement will be terminated.

     On December 7, 1999, AT&T Broadband and Century contributed cable television systems to a joint venture (the "Joint Venture") that combined multiple cable television systems in Southern California. Among those systems contributed to the Joint Venture by AT&T Broadband was the cable television system serving customers in Redlands, California (the "Redlands System"). The Riverside System was among those systems that were contributed to the Joint Venture by Century. AT&T Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century. AT&T Broadband, through certain of its subsidiaries, owns a 100% ownership interest in IR-TCI.

     In connection with the Riverside Sale, the Partnership made a distribution to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000.

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions can not be made in connection with the Partnership's dissolution until the transfer of the Moreno Valley Franchise Agreement is completed and the contingencies described in note 6 are resolved.


                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


(3)  Allocation of Net Earnings and Net Losses

     Net earnings and net losses shall be allocated 99% to ACT 5's limited partners ("Limited Partners") and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although ACT 5's distributions of proceeds from the sales of its cable television systems allowed Limited Partners to achieve Payback, distributions did not allow Limited Partners to achieve a 6% return on their aggregate contributions; therefore, amounts will continue to be allocated 99% to the Limited Partners and 1% to the General Partner. See note 2.

     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of Units outstanding during each period.

(4)  Supplemental Disclosure of Cash Flow Information

     The Partnership considers investments with original maturities of six months or less to be cash equivalents. At June 30, 2000, $7,455,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)  Transactions with Related Parties

     The Partnership purchased programming services from affiliates of AT&T Broadband. The charges, which generally approximated such affiliates' cost and were based upon the number of customers served by the Partnership, aggregated $1,227,000 for the six months ended June 30, 1999.

     The Partnership had a management agreement with Cablevision, whereby Cablevision was responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership paid a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $301,000 for the six months ended June 30, 1999.

     The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $18,000 and $117,000 for the six months ended June 30, 2000 and 1999, respectively.


                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


     Riverside shared office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses were charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the six months ended June 30, 1999, Riverside's operating and administrative salaries and expenses amounted to $1,318,000.

     Amounts due to related parties, which represent non-interest-bearing payables to AT&T Broadband and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

     Costs incurred by AT&T Broadband and allocated to ACT 5 with respect to the remediation of ACT 5's year 2000 issues aggregated $77,000 for the six months ended June 30, 1999.

(6)  Commitments and Contingencies

     On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. The Court has scheduled a hearing on September 22, 2000 to rule on such motions. No Defendant to date has filed an answer to the Complaint, and a statutory stay of discovery is in effect pending the Court's determination of the pending motions. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

     The claim against the Southern Tennessee Escrow, the lawsuit described above and the transfer of the Moreno Valley Franchise Agreement described in note 2 may have the effect of delaying any final liquidating distributions of the Partnership.

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

Material Changes in Results of Operations

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. Pending the transfer of the Moreno Valley Franchise Agreement and resolution of the contingencies described in note 2 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three and six months ended June 30, 2000 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses for the three and six months ended June 30, 2000 include legal fees incurred in ACT 5's efforts to resolve the lawsuit as described in note 6. The Partnership's results of operations for the three and six months ended June 30, 2000 also reflect an adjustment to the gain on the Riverside Sale.

     Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income increased $691,000 during the six months ended June 30, 2000, as compared to the corresponding prior year period. Such increase is due to an increase in the average balance of the Partnership's cash and cash equivalents resulting from cash proceeds received in connection with the Riverside Sale, an increase in the average interest rate and interest received in conjunction with the escrow from the Riverside Sale.

Material Changes in Financial Condition

     In connection with the Riverside Sale, the Partnership made a distribution from the net cash proceeds received in connection with the Riverside Sale to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. See note 2 to the accompanying financial statemetns.

     As further described in note 2 to the accompanying financial statements, pursuant to the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the escrow was released to ACT 5. ACT 5 received interest of $39,000 in conjunction with the release of the escrow.

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

     The claim against the Southern Tennessee Escrow, the above described lawsuit and the transfer of the Moreno Valley Franchise Agreement described in note 2 may have the effect of delaying any final liquidating distributions of the Partnership.

     At June 30, 2000, the Partnership had $606,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               (27) Financial Data Schedule

          (b)  Reports on Form 8-K filed during the quarter ended June 30, 2000:

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

                                           AMERICAN CABLE TV INVESTORS 5, LTD.
                                            (A Colorado Limited Partnership)

                                           By: IR-TCI PARTNERS V, L.P.,
                                               Its General Partner

                                           By: TCI VENTURES FIVE, INC.,
                                               A General Partner



Date: August 14, 2000                      By: /s/ Leo Stegman
                                               ---------------------------------
                                               Leo Stegman
                                               Vice President and Controller
                                               (Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 (27)          Financial Data Schedule