Form 10-Q
period 2000-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2000-11-14
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

                           Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
  -----------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


       State of Colorado                                84-1048934
---------------------------------------    -----------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


           9197 South Peoria Street
             Englewood, Colorado                              80112
---------------------------------------------          ----------------------
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

                                 Balance Sheets

                                   (unaudited)

                                  (see note 2)


                                                         September 30,      December 31,
                                                             2000              1999
                                                         -------------      -----------
Assets                                                      amounts in thousands
Cash and cash equivalents (note 4)                        $    9,602             49,067

Receivables                                                       61                396

Funds held in escrow (notes 2 and 6)                             494              1,994
                                                          ----------         ----------
                                                          $   10,157             51,457
                                                          ==========         ==========

Liabilities and Partners' Equity

Accounts payable and accrued liabilities                  $       88                303

Unclaimed limited partner distribution checks                    587                613

Amounts due to related parties (note 5)                          132              1,235
                                                          ----------         ----------

      Total liabilities                                          807              2,151
                                                          ----------         ----------

Partners' equity (deficit):
   General partner                                            (3,208)            (2,808)
   Limited partners                                           12,558             52,114
                                                          ----------         ----------

      Total partners' equity                                   9,350             49,306
                                                          ----------         ----------

Contingencies (notes 2 and 6)
                                                          $   10,157             51,457
                                                          ==========         ==========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                  (see note 2)



                                                                    Three months ended                    Nine months ended
                                                                       September 30,                         September 30,
                                                               -----------------------------         -----------------------------
                                                                  2000               1999               2000               1999
                                                               ----------         ----------         ----------         ----------
                                                                              amounts in thousands, except unit amounts
Revenue                                                        $       --              2,683                 --              7,692

Operating costs and expenses:
    Programming (from related parties - note 5)                        --                656                 --              1,883
    Operating (including allocations from related
       parties - note 5)                                               --                350                 --                963
    Selling, general and administrative (including
       charges from related parties - note 5)                          77                830                219              2,623
    Year 2000 costs (allocated from related parties -
       note 5)                                                         --                 30                 --                107
    Depreciation and amortization                                      --                915                 --              2,806
                                                               ----------         ----------         ----------         ----------

           Total operating expenses                                    77              2,781                219              8,382
                                                               ----------         ----------         ----------         ----------

           Operating loss                                             (77)               (98)              (219)              (690)

Other income:
    Interest income                                                   137                209              1,208                589
    Adjustment to gain on sale of cable television
       system (note 2)                                                 --                 --                 66                 --
                                                               ----------         ----------         ----------         ----------

           Net earnings (loss)                                 $       60                111              1,055               (101)
                                                               ==========         ==========         ==========         ==========

Net earnings (loss) per limited partnership unit
       ("Unit") (note 3)                                       $     0.30               0.55               5.22              (0.50)
                                                               ==========         ==========         ==========         ==========

Limited partnership units outstanding                             200,005            200,005            200,005            200,005
                                                               ==========         ==========         ==========         ==========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                      Nine months ended September 30, 2000

                                   (unaudited)

                                  (see note 2)



                                            General           Limited
                                            partner           partners           Total
                                           ---------         ---------         ---------
                                                       amounts in thousands
Balance at January 1, 2000                 $  (2,808)           52,114            49,306

    Distribution                                (410)          (40,601)          (41,011)

    Net earnings                                  10             1,045             1,055
                                           ---------         ---------         ---------

Balance at September 30, 2000              $  (3,208)           12,558             9,350
                                           =========         =========         =========



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                                   (unaudited)

                                  (see note 2)


                                                                                                   Nine months ended
                                                                                                     September 30,
                                                                                             -----------------------------
                                                                                                2000               1999
                                                                                             ----------         ----------
                                                                                                   amounts in thousands
                                                                                                       (see note 4)
Cash flows from operating activities:
    Net earnings (loss)                                                                      $    1,055               (101)
    Adjustments to reconcile net earnings (loss) to net cash provided by (used
      in) operating activities:
        Depreciation and amortization                                                                --              2,806
        Adjustment to gain on sale of cable television system                                       (66)                --
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                                             335               (199)
             Net change in accounts payable, accrued liabilities and amounts due
                to related parties                                                               (1,344)              (216)
                                                                                             ----------         ----------

             Net cash provided by (used in) operating activities
                                                                                                    (20)             2,290
                                                                                             ----------         ----------

Cash flows from investing activities:

    Capital expended for property and equipment                                                      --               (871)
    Additional proceeds from sale of cable television system                                         66                 --
    Proceeds from release of funds held in escrow                                                 1,500                 --
                                                                                             ----------         ----------

             Net cash provided by (used in) investing activities                                  1,566               (871)
                                                                                             ----------         ----------

Cash flows from financing activities -
    distribution to partners                                                                    (41,011)                --
                                                                                             ----------         ----------

             Net change in cash and cash
               equivalents                                                                      (39,465)             1,419

             Cash and cash equivalents:
                Beginning of period                                                              49,067             16,134
                                                                                             ----------         ----------

                End of period                                                                $    9,602             17,553
                                                                                             ==========         ==========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2000

                                   (unaudited)

(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 2000 and its results of operations for the nine months ended September 30, 2000 and 1999. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(2)      Riverside Sale

         On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sales price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT
         5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. Upon receipt of such approval from the City of Moreno Valley, the Moreno Franchise Agreement will be transferred to Century and the management agreement will be terminated.

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

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the transfer of the Moreno Valley Franchise Agreement is completed and the contingencies described in note 6 are resolved.

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

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of six months or less to be cash equivalents. At September 30, 2000, $7,576,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)      Transactions with Related Parties

         The Partnership purchased programming services from affiliates of AT&T Broadband. The charges, which generally approximated such affiliates' cost and were based upon the number of customers served by the Partnership, aggregated $1,883,000 for the nine months ended September 30, 1999.

         The Partnership had a management agreement with Cablevision, whereby Cablevision was responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership paid a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $462,000 for the nine months ended September 30, 1999.

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $27,000 and $186,000 for the nine months ended September 30, 2000 and 1999, respectively.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         Riverside shared office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses were charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the nine months ended September 30, 1999, Riverside's operating and administrative salaries and expenses amounted to $2,078,000.

         Amounts due to related parties, which represent non-interest-bearing payables to AT&T Broadband and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

         Costs incurred by AT&T Broadband and allocated to ACT 5 with respect to the remediation of ACT 5's year 2000 issues aggregated $107,000 for the nine months ended September 30, 1999.

(6)      Contingencies

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants. No Defendant to date has filed an answer to the amended complaint. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin") for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of the indemnification claim. In October 2000, the class action lawsuit was settled. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

         The claim against the Southern Tennessee Escrow, the lawsuit described above and the pending transfer of the Moreno Valley Franchise Agreement described in note 2 have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

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

Material Changes in Results of Operations

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. Pending the transfer of the Moreno Valley Franchise Agreement and resolution of the contingencies described in notes 2 and 6 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three and nine months ended September 30, 2000 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses for the three and nine months ended September 30, 2000 include legal fees incurred in ACT 5's efforts to resolve the lawsuit as described in note 6. The Partnership's results of operations for the nine months ended September 30, 2000 also reflect an adjustment to the gain on the Riverside Sale.

         Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income increased $619,000 during the nine months ended September 30, 2000, as compared to the corresponding prior year period. Such increase is due to an increase in the average balance of the Partnership's cash and cash equivalents resulting from cash proceeds received in connection with the Riverside Sale, an increase in the average interest rate and interest received in conjunction with the release of funds held in escrow.

Material Changes in Financial Condition

         In connection with the Riverside Sale, the Partnership made a distribution from the net cash proceeds received in connection with the Riverside Sale to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. See notes 2 and 6 to the accompanying financial statements.

         As further described in note 2 to the accompanying financial statements, pursuant to the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT 5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement, $494,000 of the sales price for the Southern Tennessee System was placed in escrow and was subject to indemnifiable claims for up to one year following consummation of the sale of the Southern Tennessee System. Prior to its release, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter. In connection with such sale, Charter was assigned the rights to the indemnification claim. In October 2000, the class action lawsuit was settled. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants. No Defendant to date has filed an answer to the amended complaint. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

         The claim against the Southern Tennessee Escrow, the above described lawsuit and the pending transfer of the Moreno Valley Franchise Agreement described in note 2 have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

         At September 30, 2000, the Partnership had $587,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  (27)  Financial Data Schedule

         (b) Reports on Form 8-K filed during the quarter ended September 30, 2000:

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

                                    AMERICAN CABLE TV INVESTORS 5, LTD.
                                    (A Colorado Limited Partnership)

                                    By:  IR-TCI PARTNERS V, L.P.,
                                         Its General Partner

                                    By:  TCI VENTURES FIVE, INC.,
                                         A General Partner

Date:  November 14, 2000            By:  /s/ Leo Stegman
                                       -------------------------------
                                         Leo Stegman
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
 27                     Financial Data Schedule