Form 10-K405
period 2000-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2001-03-30
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000
                                      OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____ to _____


Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
             -----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        State of Colorado                                       84-1048934
---------------------------------                         ----------------------
  (State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                         Identification Number)


      9197 South Peoria Street
         Englewood, Colorado                                      80112
---------------------------------------                         ---------
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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                         2000 ANNUAL REPORT ON FORM 10-K

                                Table of Contents

                                     PART I
                                                                            Page
                                                                            ----

Item 1         Business ..................................................   I-1

Item 2         Properties ................................................   I-3

Item 3         Legal Proceedings .........................................   I-3

Item 4         Submission of Matters to a Vote of Security Holders .......   I-3


                                     PART II


Item 5         Market for Registrant's Common Equity and
                 Related Stockholder Matters .............................  II-1

Item 6         Selected Financial Data ...................................  II-1

Item 7         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations .....................  II-3

Item 8         Financial Statements and Supplementary Data ...............  II-7

Item 9         Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure .....................  II-7


                                     PART III


Item 10        Directors and Executive Officers of the Registrant ........ III-1

Item 11        Executive Compensation .................................... III-3

Item 12        Security Ownership of Certain Beneficial Owners ........... III-3
                 and Management

Item 13        Certain Relationships and Related Transactions ............ III-3


                                     PART IV


Item 14        Exhibits, Financial Statements and Financial Statement
                 Schedules, and Reports and Form 8-K .....................  IV-1

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                     PART I.

Item 1. Business.

(a)      General Development of Business

         American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 2000, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), formerly Tele-Communications, Inc., and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio") also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)



         General Development of Business (continued)

         On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sales price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT
5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. The Partnership has responded by providing the City of Moreno Valley a supplemental agreement with Century by which the partners reaffirm that they did not intend to transfer control of the franchise. Management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect on the financial condition of the Partnership.

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

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the transfer of the Moreno Valley Franchise Agreement is completed and the contingencies described in notes 2 and 4 are resolved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(b)      Financial Information about Industry Segments

         Not applicable.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                       (A Colorado Limited Partnership)


(c)      Narrative Description of Business

         Not meaningful.

(d)      Financial Information about Foreign and Domestic Operations and
         Export Sales

         Not applicable.

Item 2.     Properties.

            Not meaningful.

Item 3.     Legal Proceedings.

         City Partnership Co. on behalf of itself and all others similarly situated and derivatively on behalf of American Cable TV Investors 5, Ltd., a Colorado limited partnership, plaintiff v. IR-TCI Partners V, L.P., TCI Ventures Five, Inc., Tele-Communications, Inc., Lehman Brothers, Inc. and Jack Langer, Defendants, and American Cable TV Investors 5, Ltd., a Colorado limited partnership, nominal defendants. On November 2, 1999 this action was filed in the United States District Court for the District of Colorado, Civil Action No. 99-N-2122. The Partnership was served in this action on December 6, 1999. This purported class action and derivative action asserts claims against the Company for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty in connection with the sale of the Riverside System to Century Exchange LLC. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. The Court has not yet ruled on such motions. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                    PART II.


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 2000, there were approximately 11,291 Unit holders.

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

         The Partnership used most of the net proceeds from the Riverside Sale to make a distribution to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000.

Item 6.  Selected Financial Data.

         Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 2000 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):


SUMMARY BALANCE SHEET DATA:

                                                     December 31,
                                      ------------------------------------------
                                       2000   1999(1)    1998   1997(2)    1996
                                      ------  --------  ------  --------  ------
                                                  amounts in thousands

   Cash and cash equivalents ......   $9,240  49,067    16,134    16,400    4,729
   Property and equipment, net ....   $   --      --     7,814     8,261   38,732
   Franchise costs and other
      intangibles, net ............   $   --      --     5,597     7,963   28,877
   Total assets ...................   $9,795  51,457    30,501    35,578   73,209
   Debt ...........................   $   --      --        --        --    7,500
   Partners' equity ...............   $9,295  49,306    28,447    28,941   60,137
   Units outstanding ..............      200     200       200       200      200

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


SUMMARY STATEMENT OF OPERATIONS DATA:

                                                          Years ended December 31,
                                           ---------------------------------------------------
                                             2000    1999(1)      1998     1997(2)      1996
                                           -------   --------    ------    --------    -------
                                             amounts in thousands, except per Unit amounts


   Revenue .............................   $    --      9,456     9,542     16,255     28,108
   Operating loss ......................   $  (429)    (1,060)   (1,044)    (2,352)    (4,556)
   Interest expense ....................   $    --         --        --       (135)      (302)
   Interest income .....................   $ 1,363        982       752      1,947        494
   Share of earnings of
    Newport News .......................   $    --         --        --         --     39,995
   Gain on sale of cable television
     systems(3) ........................   $    66     20,937        --     44,093         --
   Net earnings (loss) .................   $ 1,000     20,859      (494)    43,553     35,631
   Net earnings (loss) per Unit ........   $  4.95     103.25     (2.45)    215.58     176.37
   Distributions per Unit ..............       203         --        --        370        165

----------
(1) The December 31, 1999 summary balance sheet and summary statement of operations data reflect the effect of the Riverside Sale. As a result of the Riverside Sale, the Partnership's statement of operations for the year ended December 31, 1999 includes eleven months of operating results for the Riverside System. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

(2) The December 31, 1997 summary balance sheet data and summary statement of operations data for the year ended December 31, 1997 reflect the effects of the 1997 Sales Transactions. As a result of the 1997 Sales Transactions, the Partnership's statement of operations for the year ended December 31, 1997 includes (i) three months of operating results for the Southern Tennessee and St. Mary's Systems, (ii) six months of operating results for the Lower Delaware System and (iii) twelve months of operating results for the Riverside System. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General".

(3) The Partnership recorded an adjustment to the gain on the Riverside Sale of $66,000 during the second quarter of 2000.

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

Asset Sales. On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California to Century for an adjusted sales price of $33,399,000. The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT 5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California. Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. The Partnership has responded by providing the City of Moreno Valley a supplemental agreement with Century by which the partners reaffirm that they did not intend to transfer control of the franchise. Management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect on the financial condition of the Partnership.

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

         The Partnership used most of the net proceeds from the Riverside Sale to make a distribution to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000.

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the transfer of the Moreno Valley Franchise Agreement is completed and the contingencies described in note 4 are resolved. See "Liquidity and Capital Resources."

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         Results of Operations

         Material Changes in Results of Operations - 2000 compared to 1999

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. Pending the transfer of the Moreno Valley Franchise Agreement and resolution of the contingencies described in notes 2 and 4 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the year ended December 31, 2000 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses for the year ended December 31, 2000 include legal fees incurred in ACT 5's efforts to resolve the lawsuit as described in note 4. The Partnership's results of operations for the year ended December 31, 2000 also reflect an adjustment to the gain on the Riverside Sale.

         Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income increased $381,000 during the year ended December 31, 2000, as compared to the corresponding prior year period. Such increase is due to an increase in the average balance of the Partnership's cash and cash equivalents resulting from cash proceeds received in connection with the Riverside Sale, an increase in the average interest rate and interest received in conjunction with the release of funds held in escrow.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         Selling, general and administrative ("SG&A") expenses increased $155,000 or 5% for the year ended December 31, 1999, as compared to the corresponding prior year period. Such increase was primarily attributable to higher salaries and benefits associated with increased levels of customer service and increased launch and development costs related to the roll-out of digital video products, higher management fees and costs associated with efforts to ensure readiness for the year 2000. Such increase was partially offset by the effect of the Riverside Sale and a decrease in legal expenses.

         Depreciation and amortization decreased $398,000 or 10% for the year ended December 31, 1999, as compared to the corresponding prior year period. Such decrease was primarily attributable to the timing of the Riverside Sale. In addition, amortization expense for 1998 included $92,000 attributable to the year ended December 31, 1997.

         Interest income increased $230,000 or 31% for the year ended December 31, 1999, as compared to the corresponding prior year period. The increase is due to an increase in the average balance of the Partnership's cash and cash equivalents resulting primarily from cash proceeds received in connection with the Riverside Sale.

         During the first quarter of 1998, the Partnership expensed $202,000 of deferred loan costs that were related to debt that was repaid in 1997.

         The Partnership recorded a gain from the Riverside Sale of $20,937,000 during the year ended December 31, 1999.

         Liquidity and Capital Resources

         At December 31, 2000, the Partnership held cash and cash equivalents of $9,240,000. During the year ended December 31, 2000, the Partnership made a distribution from the net cash proceeds received in connection with the Riverside Sale to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. See notes 2 and 4 to the accompanying financial statements.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


         Liquidity and Capital Resources (continued)

         Pursuant to the asset purchase agreement for the sale of the Southern Tennessee System, $494,000 of the sales price for the Southern Tennessee System was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims for up to one year following consummation of the sale of the Southern Tennessee System. Prior to its release, Rifkin Acquisition Partners, L.L.L.P. ("Rifkin") filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights to the indemnification claim. This class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of the terms of the settlement agreement has not been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. The Court has not yet ruled on such motions. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

         At December 31, 2000, the Partnership had $437,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)



Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Partnership are filed under this item beginning on Page II-8. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)



                          Independent Auditors' Report



The Partners
American Cable TV Investors 5, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 2 to the financial statements, the Partnership sold substantially all of its cable television assets and is currently in the process of determining its final liabilities so that liquidating distributions can be made.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                               KPMG LLP


Denver Colorado
March 26, 2001

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


                                 Balance Sheets

                           December 31, 2000 and 1999

                                  (See note 2)

                                                       2000       1999
                                                     --------    -------
                                                     amounts in thousands
Assets

Cash and cash equivalents                            $  9,240     49,067
Receivables                                                61        396
Funds held in escrow (notes 2 and 4)                      494      1,994
                                                     --------    -------
                                                     $  9,795     51,457
                                                     ========    =======

Liabilities and Partners' Equity

Accrued liabilities and accounts payable             $     60        303
Unclaimed limited partner distribution checks             437        613
Amounts due to related parties (note 3)                     3      1,235
                                                     --------    -------
      Total liabilities                                   500      2,151
                                                     --------    -------

Partners' equity (deficit):
   General partner                                     (3,208)    (2,808)
   Limited partners                                    12,503     52,114
                                                     --------    -------
      Total partners' equity                            9,295     49,306
                                                     --------    -------
Contingencies (notes 2 and 4)
                                                     $  9,795     51,457
                                                     ========    =======

                                                                     (continued)

                See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 2000, 1999 and 1998

                                  (See note 2)

                                                                   2000        1999       1998
                                                                 --------    --------    -------
                                                                       amounts in thousands,
                                                                      except per unit amounts

Revenue                                                          $     --      9,456      9,542

Operating costs and expenses:
   Programming (primarily from related parties - note 3)               --      2,333      2,201
   Operating (including allocations
      from related parties - note 3)                                   --      1,252      1,211
   Selling, general and administrative (including charges
      and allocations from related parties - note 3)                  429      3,511      3,356
   Depreciation                                                        --      1,424      1,559
   Amortization                                                        --      1,996      2,259
                                                                 --------    -------    -------
        Total operating expenses                                      429     10,516     10,586
                                                                 --------    -------    -------
        Operating loss                                               (429)    (1,060)    (1,044)

Other income (expense):
   Interest income                                                  1,363        982        752
   Write-off of deferred loan costs                                    --         --       (202)
   Gain on sale of cable television systems (note 2)                   66     20,937         --
                                                                 --------    -------    -------
                                                                    1,429     21,919        550
                                                                 --------    -------    -------
        Net earnings (loss)                                      $  1,000     20,859       (494)
                                                                 ========    =======    =======
Net earnings (loss) per limited partnership unit ("Unit")        $   4.95     103.25      (2.45)
                                                                 ========    =======    =======


                See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statements of Partners' Equity

                  Years ended December 31, 2000, 1999 and 1998

                                         General      Limited
                                         partner      partners        Total
                                         -------      --------      ---------
                                                 amounts in thousands
Balance at January 1, 1998                (3,012)       31,953        28,941
   Net loss                                   (5)         (489)         (494)
                                         -------       -------       -------
Balance at December 31, 1998              (3,017)       31,464        28,447
   Net earnings                              209        20,650        20,859
                                         -------       -------       -------
Balance at December 31, 1999              (2,808)       52,114        49,306
   Distribution (note 2)                    (410)      (40,601)      (41,011)
   Net earnings                               10           990         1,000
                                         -------       -------       -------
Balance at December 31, 2000             $(3,208)       12,503         9,295
                                         =======       =======       =======



                See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 2000, 1999 and 1998

                                  (See note 2)

                                                                       2000        1999        1998
                                                                     --------     -------     -------
                                                                          amounts in thousands

Cash flows from operating activities:
   Net earnings (loss)                                               $  1,000      20,859        (494)
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                      --       3,420       3,818
        Write-off of deferred loan costs                                   --          --         202
        Gain on sale of cable television systems                          (66)    (20,937)         --
        Changes in operating assets and liabilities, net of
           effects from sale of cable television systems:
          Net change in receivables and other assets                      335          34         (47)
          Net change in accounts payable, accrued liabilities
              and amounts due to related parties                       (1,651)     (1,247)     (4,583)
                                                                     --------     -------     -------
              Net cash provided by (used in) operating
                  activities                                             (382)      2,129      (1,104)
                                                                     --------     -------     -------
Cash flows from investing activities:
   Capital expended for property and equipment                             --      (1,028)     (1,073)
   Proceeds from sale of cable television systems, net of
     disposition fees paid and funds held in escrow                        66      31,832          --
   Proceeds from release of funds held in escrow                        1,500          --       1,843
   Other investing activities                                              --          --          68
                                                                     --------     -------     -------
              Net cash provided by investing activities                 1,566      30,804         838
                                                                     --------     -------     -------
Cash flows from financing activities - distribution to partners       (41,011)         --          --
                                                                     --------     -------     -------
              Net change in cash and cash equivalents                 (39,827)     32,933        (266)
              Cash and cash equivalents:
                  Beginning of year                                    49,067      16,134      16,400
                                                                     --------     -------     -------
                  End of year                                        $  9,240      49,067      16,134
                                                                     ========     =======     =======

                See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                        December 31, 2000, 1999 and 1998


(1)      Summary of Significant Accounting Policies

         Organization

         American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing, and operating cable television systems. The Partnership owned a 40% ownership interest in Newport News, which was also formed in 1986 for the purpose of acquiring, developing and operating a cable television system located in and around Newport News, Virginia (the "Newport News System"). American Cable TV Investors 4, Ltd. ("ACT 4"), an affiliate, owned the 60% majority interest in Newport News. As a result of the sale of the Newport News System on January 1, 1996, Newport News was liquidated in 1996.

         The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 2000, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), formerly Tele-Communications, Inc., and is the managing agent of the Partnership. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

         At December 31, 2000 and 1999, $9,008,000 and $46,631,000 of the
         Partnership's cash and cash equivalents were invested in money market funds, respectively. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

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

         Net Earnings (Loss) Per Unit

         Net earnings (loss) per Unit is calculated by dividing net earnings
         (loss) attributable to the Limited Partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 2000 was 200,005.

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

         The Partnership had taxable earnings of $1.0 million, $13.1 million and $1.0 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

         New Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (SAB No. 101), "Revenue Recognition in Financial Statements." The SEC delayed the date by which registrants must apply SAB No. 101 until the fourth quarter of 2000. The implementation of SAB No. 101 did not have a significant impact on the financial condition or results of operations of the Partnership.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


(2)      Asset Sales

         On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sale price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT
         5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. Consent to transfer the Moreno Franchise Agreement to Century has not yet been obtained. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. The Partnership has responded by providing the City of Moreno Valley a supplemental agreement with Century by which the partners reaffirm that they did not intend to transfer control of the franchise. Management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect on the financial condition of the Partnership.

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

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the transfer of the Moreno Valley Franchise Agreement is completed and the contingencies described in note 4 are resolved.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


(3)      Transactions with Related Parties

         The Partnership purchased programming services from affiliates of AT&T Broadband. The charges, which generally approximated such affiliates' cost and were based upon the number of customers served by the Partnership, aggregated $2,333,000 and $2,201,000 in 1999 and 1998, respectively.

         The Partnership has a management agreement with Cablevision whereby Cablevision was responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership paid a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $567,000 and $573,000 during the years ended December 31, 1999 and 1998, respectively.

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $36,000, $387,000 and $207,000 in 2000, 1999 and 1998, respectively.

         Riverside shared office facilities, personnel and certain distribution assets with the Redlands System. As a result, the majority of Riverside's operating and administrative salaries and expenses were charged to Riverside based upon Riverside's estimated utilization of such office facilities and personnel. During the years ended December 31, 1999 and 1998, Riverside's operating and administrative salaries and expenses aggregated $2,578,000 and $2,402,000, respectively.

         ACT 5 was obligated to pay a disposition fee to Cablevision equal to 3% of the gross proceeds from the sale of any cable television system owned by ACT 5. This fee was due and payable at the time the cable television system was sold if the consideration received was greater than its adjusted cost, as defined in ACT 5's limited partnership agreement. In connection with the Riverside Sale, disposition fees of $1,000,000 were paid to Cablevision during 2000.

         Amounts due to related parties, which represent non-interest-bearing payables to AT&T Broadband and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

         Amounts due from related parties bear interest at variable rates (5.0% at December 31, 2000 and 1999). Interest earned on amounts due from AT&T Broadband and its affiliates was none during the years ended December 31, 2000 and 1999 and $120,000 for the year ended December 31, 1998.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


(4)      Contingencies

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. The Court has not ruled on such motions. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

         On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin") for an adjusted sales price of $19,647,000. Pursuant to the asset purchase agreement, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of the indemnification claim. The class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements


         The Partnership leased certain property and equipment under operating leases. The Partnership's lease expense aggregated $132,000 and $146,000 in 1999 and 1998, respectively, including $3,000 and $4,000 paid under pole rental agreements which were terminable on short notice by either party. Riverside's lease expense aggregated $132,000 and $146,000 in 1999 and 1998, respectively, including $3,000 and $4,000 paid under pole rental agreements in 1999 and 1998, respectively.

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

         As of February 15, 2001, the following executive officers and directors of TCIV 5 operate IR-TCI:



       Name                                   Position
       ----                                   --------

Daniel E. Somers(1)        Director of TCIV 5 since January 2000 and President
Born December 9, 1947      of TCIV 5 since June 2000. Director, President and
                           Chief Executive Officer of AT&T Broadband since
                           December 1999. Senior Executive Vice President and
                           Chief Financial Officer of AT&T from May 1997 to
                           December 1999. Serves as a President and Director of many of AT&T Broadband's subsidiaries. Chairman and Chief Executive Officer of Bell Cablemedia, plc, of
                           London from 1995 to 1997. From 1992 to 1995, Mr.
                           Somers was Executive Vice President and Chief
                           Financial Officer for Bell Canada, International,
                           Inc. after having been President of Radio Atlantic
                           Holdings, Ltd.


Michael P. Huseby(1)       Director of TCIV 5 since June 2000 and Vice President
Born November 14, 1954     and Treasurer of TCIV 5 since January 2000. Executive
                           Vice President and Chief Financial Officer of AT&T
                           Broadband since January 2000. Serves as a Vice
                           President, Treasurer and Director of various AT&T
                           Broadband subsidiaries. Mr. Huseby was a Partner in Andersen Worldwide and Arthur Andersen LLP from 1990 to December 1999.


Scott D. Macdonald         Vice President and Controller of TCIV 5 since
Born September 28, 1961    February 2001. Vice President and Controller of AT&T
                           Broadband since February 2001. Vice President,
                           Financial Operations of AT&T Broadband from 1999 to
                           January 2001. Mr. Macdonald was Vice President and
                           Controller of Primestar, Inc. from 1996 to 1999 after having been Executive Director of Regulation of Tele-Communications, Inc. from 1993 to 1996.


                                     III-1

                       AMERICAN CABLE TV INVESTORS 5, LTD.


Rick D. Bailey             Vice President and Secretary of TCIV 5 since June
Born June 16, 1957         2000. Senior Vice President, Chief Counsel and
                           Secretary of AT&T Broadband since June 2000. Mr.
                           Bailey was Vice President, Federal Government and
                           Public Policy of AT&T Broadband from 1997 to June
                           2000 and Vice President, Law and Government Affairs of Western Regions of AT&T Broadband from 1995 to
                           1997. Vice President and Secretary or Vice President and Assistant Secretary of most of AT&T Broadband's subsidiaries.


Arthur C. Belanger(1)      Director of TCIV 5 since June 1996. Prior to his
Born November 23, 1925     retirement in January 1992, Mr. Belanger was
                           Executive Vice President and Chief Operating Officer of United Artists Communications, Inc.


Paul F. Schonewolf(1)      Director of TCIV 5 since June 1996. Mr. Schonewolf is
Born February 9, 1937      the President of Hamilton County/Gore Mt. Cable TV,
                           Inc., a cable company serving six upstate New York communities. From 1987 to 1993 he was President of Schomann Entertainment Corp., which owned and operated cable television companies in New York, Vermont, New Hampshire and Pennsylvania. From 1986 to
                           1994 he was President of PFS Communications, a consulting company serving the cable television industry.



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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 2000, all applicable filing requirements were complied with, except that Mr. Bailey filed one Form 3 late.



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

Item 13. Certain Relationships and Related Transactions.

         Under a management agreement with Cablevision, Cablevision is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 2000.

         At December 31, 2000, the Partnership owed $3,000 to AT&T Broadband and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.


                                     III-3

                       AMERICAN CABLE TV INVESTORS 5, LTD.

                                    PART IV.

Item 14. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K.

(a) (1)  Financial Statements


                                                                           Page
                                                                          ------
Included in Part II of this Report:

         Independent Auditors' Report                                       II-8

         Balance Sheets, December 31, 2000 and 1999                         II-9

         Statements of Operations,
             Years ended December 31, 2000, 1999 and 1998                  II-10

         Statements of Partners' Equity,
             Years ended December 31, 2000, 1999 and 1998                  II-11

         Statements of Cash Flows,
             Years ended December 31, 2000, 1999 and 1998                  II-12

         Notes to Financial Statements,
             December 31, 2000, 1999 and 1998                              II-13


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

(b)      Reports on Form 8-K filed during the quarter ended December 31, 2000:

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

AMERICAN CABLE TV INVESTORS 5, LTD., A Colorado Limited Partnership
By:  IR-TCI PARTNERS V, L.P., Its General Partner

     By:  TCI VENTURES FIVE, INC., Its General Partner

          By: /s/ Daniel E. Somers                              March 30, 2001
              --------------------------------------
              Daniel E. Somers
              President and Director - TCI Ventures Five, Inc.
              (Principal Executive Officer)


Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:


                     Signature                                              Date
                     ---------                                              ----



/s/ Daniel E. Somers                                                   March 30, 2001
-------------------------------------
Daniel E. Somers
President and Director - TCI Ventures Five, Inc.
(Principal Executive Officer)


/s/ Michael P. Huseby                                                  March 30, 2001
-------------------------------------
Michael P. Huseby
Director, Vice President and Treasurer - TCI Ventures Five, Inc.
(Chief Financial Officer)


/s/ Scott D. Macdonald                                                 March 30, 2001
-------------------------------------
Scott D. Macdonald
Vice President and Controller - TCI Ventures Five, Inc.
(Principal Accounting Officer)


/s/ Rick D. Bailey                                                     March 30, 2001
-------------------------------------
Rick D. Bailey
Vice President and Secretary - TCI Ventures Five, Inc.



/s/ Arthur C. Belanger                                                 March 30, 2001
-------------------------------------
Arthur C. Belanger
Director - TCI Ventures Five, Inc.

                       AMERICAN CABLE TV INVESTORS 5, LTD.

                               INDEX TO EXHIBITS

         The following exhibits are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:


Exhibit
  No.                                Description
-------                              -----------
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


                      AMERICAN CABLE TV INVESTORS 5, LTD.


Exhibit
  No.                                Description
-------                              -----------
   10       - Materials contracts, continued:

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