Form 10-Q
period 2001-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2001-05-15
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarter ended March 31, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____


Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         State of Colorado                               84-1048934
   ------------------------------           ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


       183 Inverness Drive West
          Englewood, Colorado                            80112
 ---------------------------------------               ----------
 (Address of principal executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (720) 267-7000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

PART I - FINANCIAL INFORMATION

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                  (see note 2)

                                                               March 31,    December 31,
                                                                 2001          2000
                                                               --------      --------
Assets                                                          amounts in thousands
Cash and cash equivalents (note 4)                             $  9,359         9,240

Receivables                                                          61            61

Funds held in escrow (note 6)                                       494           494
                                                               --------      --------

                                                               $  9,914         9,795
                                                               ========      ========

Liabilities and Partners' Equity

Accrued liabilities                                            $     14            60

Unclaimed limited partner distribution checks                       435           437

Amounts due to related parties (note 5)                              77             3
                                                               --------      --------

      Total liabilities                                             526           500
                                                               --------      --------

Partners' equity (deficit):
   General partner                                               (3,207)       (3,208)
   Limited partners                                              12,595        12,503
                                                               --------      --------

      Total partners' equity                                      9,388         9,295
                                                               --------      --------

Commitments and contingencies (notes 2 and 6)
                                                               $  9,914         9,795
                                                               ========      ========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                   (unaudited)

                                  (see note 2)

                                                                       Three months ended
                                                                            March 31,
                                                                     ------------------------
                                                                       2001           2000
                                                                     ---------      ---------
                                                                      amounts in thousands,
                                                                       except unit amounts
General and administrative                                           $     (40)           (68)

Interest income                                                            133            700
                                                                     ---------      ---------
          Net earnings                                               $      93            632
                                                                     =========      =========
Net earnings per limited partnership unit ("Unit") (note 3)
                                                                     $     .46           3.13
                                                                     =========      =========

Limited partnership units outstanding                                  200,005        200,005
                                                                     =========      =========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                        Three months ended March 31, 2001

                                   (unaudited)

                                  (see note 2)

                                                                   General           Limited
                                                                    partner          partners           Total
                                                               ---------------   ---------------  -----------
                                                                              amounts in thousands
Balance at January 1, 2001                                     $      (3,208)           12,503           9,295

    Net earnings                                                           1                92              93
                                                               -------------     -------------    ------------

Balance at March 31, 2001                                      $      (3,207)           12,595           9,388
                                                               =============     =============    ============



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                   (unaudited)

                                  (see note 2)

                                                                                       Three months ended
                                                                                            March 31,
                                                                                   -----------------------------
                                                                                       2001           2000
                                                                                   -------------   -------------
                                                                                        amounts in thousands
                                                                                            (see note 4)
Cash flows from operating activities:
    Net earnings                                                                   $          93             632
    Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                                       --            (432)
             Net change in accounts payable, accrued liabilities and amounts due
                to related parties                                                            26            (203)
                                                                                   -------------   -------------

             Net cash provided by (used in) operating activities
                                                                                             119              (3)

Cash flows from investing activities                                                          --              --

Cash flows from financing activities                                                          --              --
                                                                                   -------------   -------------

             Net change in cash and cash
               equivalents                                                                   119              (3)

             Cash and cash equivalents:
                Beginning of period                                                        9,240          49,067
                                                                                   -------------   -------------

                End of period                                                      $       9,359          49,064
                                                                                   =============   =============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2001

                                   (unaudited)

(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 2001 and its results of operations for the three months ended March 31, 2001 and 2000. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At March 31, 2001, $9,136,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)      Transactions with Related Parties

         The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 for each of the three months ended March 31, 2001 and 2000.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

         General

         As further described in note 2 to the accompanying financial statements, the Partnership has sold substantially all of its cable television assets.

Material Changes in Results of Operations

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. Pending the transfer of the Moreno Valley Franchise Agreement and resolution of the contingencies described in notes 2 and 6 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three months ended March 31, 2001 and 2000 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $567,000 during the three months ended March 31, 2001, as compared to the corresponding prior year period. Such decrease is due to a decrease in the average balance of the Partnership's cash and cash equivalents resulting from a distribution made in April 2000 from the net cash proceeds received in connection with the Riverside Sale and a slight reduction in the average interest rate.

Material Changes in Financial Condition

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

         At March 31, 2001, the Partnership had $435,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits:

         None.

   (b) Reports on Form 8-K filed during the quarter ended March 31, 2001:

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

                                         AMERICAN CABLE TV INVESTORS 5, LTD.
                                          (A Colorado Limited Partnership)

                                         By:   IR-TCI PARTNERS V, L.P.,
                                               Its General Partner

                                         By:   TCI VENTURES FIVE, INC.,
                                               A General Partner



Date: May 15, 2001                       By:   /s/ Scott D. Macdonald
                                               ---------------------------------
                                               Scott D. Macdonald
                                               Vice President and Controller
                                               (Chief Accounting Officer)