Form 10-Q
period 2001-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2001-08-13
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarter ended June 30, 2001

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from _____ to _____


Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           State of Colorado                           84-1048934
   -------------------------------------     -----------------------------
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)


       188 Inverness Drive West
          Englewood, Colorado                            80112
----------------------------------------     -----------------------------
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

                                 Balance Sheets

                                   (unaudited)

                                  (see note 2)

                                                       June 30,      December 31,
                                                         2001            2000
                                                     ------------    ------------
                                                         amounts in thousands
Assets
Cash and cash equivalents (note 4)                   $      9,465           9,240
Receivables                                                    --              61
Funds held in escrow (note 6)                                 494             494
                                                     ------------    ------------
                                                     $      9,959           9,795
                                                     ============    ============
Liabilities and Partners' Equity
Accrued liabilities                                  $         25              60
Unclaimed limited partner distribution checks                 435             437
Amounts due to related parties (note 5)                        88               3
                                                     ------------    ------------
      Total liabilities                                       548             500
                                                     ------------    ------------
Partners' equity (deficit):
   General partner                                         (3,207)         (3,208)
   Limited partners                                        12,618          12,503
                                                     ------------    ------------
      Total partners' equity                                9,411           9,295
                                                     ------------    ------------
Commitments and contingencies (notes 2 and 6)
                                                     $      9,959           9,795
                                                     ============    ============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                             Statements of Earnings

                                   (unaudited)

                                  (see note 2)


                                                                        Three months ended         Six months ended
                                                                              June,                     June,
                                                                      ----------------------    ----------------------
                                                                        2001         2000         2001         2000
                                                                      ---------    ---------    ---------    ---------
                                                                                    amounts in thousands,
                                                                                     except unit amounts
General and administrative expenses                                   $     (85)         (74)        (125)        (142)
Interest income                                                             108          371          241        1,071
Adjustment to gain on sale of cable television system (note 2)
                                                                             --           66           --           66
                                                                      ---------    ---------    ---------    ---------
          Net earnings                                                $      23          363          116          995
                                                                      =========    =========    =========    =========
Net earnings per limited partnership unit ("Unit") (note 3)
                                                                      $     .11         1.80          .57         4.93
                                                                      =========    =========    =========    =========
Limited partnership units outstanding                                   200,005      200,005      200,005      200,005
                                                                      =========    =========    =========    =========


  See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                         Six months ended June 30, 2001

                                   (unaudited)

                                  (see note 2)


                                                                  General           Limited
                                                                  partner           partners         Total
                                                               -------------     -------------    ------------
                                                                              amounts in thousands
Balance at January 1, 2001                                     $      (3,208)           12,503           9,295
    Net earnings                                                           1               115             116
                                                               -------------     -------------    ------------
Balance at June 30, 2001                                       $      (3,207)           12,618           9,411
                                                               =============     =============    ============



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                   (unaudited)

                                  (see note 2)

                                                                                          Six months ended
                                                                                              June 30,
                                                                                        --------------------
                                                                                          2001        2000
                                                                                        --------    --------
                                                                                        amounts in thousands
                                                                                            (see note 4)
Cash flows from operating activities:
    Net earnings                                                                        $    116         995
    Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities:
    Adjustment to gain on sale of cable television system                                     --         (66)
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                                       61         335
             Net change in accounts payable, accrued liabilities and amounts due
                to related parties                                                            48      (1,400)
                                                                                        --------    --------
             Net cash provided by (used in) operating activities                             225        (136)
Cash flows from investing activities - additional proceeds from sale of cable
    television system                                                                         --       1,566
Cash flows from financing activities - distribution to partners                               --     (41,011)
                                                                                        --------    --------
             Net change in cash and cash
               equivalents                                                                   225     (39,581)
             Cash and cash equivalents:
                Beginning of period                                                        9,240      49,067
                                                                                        --------    --------
                End of period                                                           $  9,465       9,486
                                                                                        ========    ========



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                                  June 30, 2001

                                   (unaudited)

(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 2001 and its net earnings for the six months ended June 30, 2001 and 2000. The net earnings for any interim period are not necessarily indicative of net earnings for the entire year.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(2)      Riverside Sale

         On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sales price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT
         5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. The Partnership has responded by providing the City of Moreno Valley a supplemental agreement with Century by which the partners reaffirm that they did not intend to transfer control of the franchise. In July 2001, the City of Moreno Valley preliminarily approved the transfer of the Moreno Valley Franchise Agreement to Century. The proposed settlement and transfer approval is subject to final documentation. Such settlement and transfer requires an aggregate payment of $500,000 from the Partnership and Century. The Partnership's portion of such payment has not yet been determined.

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

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the settlement of the Moreno Valley Franchise Agreement is finalized and the contingencies described in note 6 are resolved.

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

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At June 30, 2001, $9,240,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)      Transactions with Related Parties

         The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $18,000 for each of the six months ended June, 2001 and 2000.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(6)      Commitments and Contingencies

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. On May 18, 2001, the Court denied the Defendants' motion to dismiss. A trial date has not yet been set. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

         The claim against the Southern Tennessee Escrow, the lawsuit described above and the settlement of the Moreno Valley Franchise Agreement described in note 2 have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

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

Material Changes in Net Earnings

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. Pending the transfer of the Moreno Valley Franchise Agreement and resolution of the contingencies described in notes 2 and 6 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's net earnings for the three and six months ended June 30, 2001 and 2000 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses increased $11,000 and decreased $17,000 during the three and six months ended June 30, 2001, respectively, as compared to the corresponding prior year periods, primarily due to timing of certain G&A expenses including legal fees incurred in ACT 5's efforts to resolve the lawsuit as described in note 6. The Partnership's net earnings for the three and six months ended June 30, 2000, also reflect an adjustment to the gain on the Riverside Sale.

         Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $263,000 and $830,000 during the three and six months ended June 30, 2001, as compared to the corresponding prior year periods. Such decrease is due to a decrease in the average balance of the Partnership's cash and cash equivalents resulting from a distribution made in April 2000 from the net cash proceeds received in connection with the Riverside Sale and a reduction in the average interest rate. Interest income for the three and six months ended June 30, 2000 also includes interest received in conjunction with the release of escrow funds from the Riverside Sale.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. On May 18, 2001, the Court denied the Defendants' motion to dismiss. A trial date has not yet been set. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

         The claim against the Southern Tennessee Escrow, the above described lawsuit and the settlement of the Moreno Valley Franchise Agreement described in note 2 have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

         At June 30, 2001, the Partnership had $435,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

         (a)  Exhibits:

              None.

         (b)  Reports on Form 8-K filed during the quarter ended June 30, 2001:

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

                                    AMERICAN CABLE TV INVESTORS 5, LTD.
                                    (A Colorado Limited Partnership)

                                    By:         IR-TCI PARTNERS V, L.P.,
                                                Its General Partner

                                    By:         TCI VENTURES FIVE, INC.,
                                                A General Partner



Date: August 13, 2001               By:         /s/ Scott D. Macdonald
                                                --------------------------------
                                                Scott D. Macdonald
                                                Vice President and Controller
                                                (Chief Accounting Officer)