Form 10-Q
period 2001-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2001-11-13
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended September 30, 2001

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from       to
                                        -----    -----

Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Colorado                              84-1048934
--------------------------------------    --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


      188 Inverness Drive West
         Englewood, Colorado                              80112
--------------------------------------    --------------------------------------
(Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (720) 267-7000


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

PART I - FINANCIAL INFORMATION

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                                   (unaudited)

                                  (see note 2)

                                                September 30,    December 31,
                                                    2001             2000
                                                -------------    ------------
Assets                                               amounts in thousands
Cash and cash equivalents (note 4)              $       9,422           9,240

Receivables                                                --              61

Funds held in escrow (note 6)                             494             494
                                                -------------    ------------

                                                $       9,916           9,795
                                                =============    ============

Liabilities and Partners' Equity

Accrued liabilities                             $         181              60

Unclaimed limited partner distribution checks             435             437

Amounts due to related parties (note 5)                    54               3
                                                -------------    ------------

      Total liabilities                                   670             500
                                                -------------    ------------

Partners' equity (deficit):
   General partner                                     (3,209)         (3,208)
   Limited partners                                    12,455          12,503
                                                -------------    ------------

      Total partners' equity                            9,246           9,295
                                                -------------    ------------

Commitments and contingencies (notes 2 and 6)
                                                $       9,916           9,795
                                                =============    ============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                             Statements of Earnings

                                   (unaudited)

                                  (see note 2)


                                                           Three months ended           Nine months ended
                                                             September 30,                September 30,
                                                        ------------------------    ------------------------
                                                           2001          2000          2001          2000
                                                        ----------    ----------    ----------    ----------
                                                                       amounts in thousands,
                                                                        except unit amounts
General and administrative expenses                     $     (253)          (77)         (378)         (219)

Interest income                                                 88           137           329         1,208

Adjustment to gain on sale of cable television
    system (note 2)                                             --            --            --            66
                                                        ----------    ----------    ----------    ----------

          Net earnings (loss)                           $     (165)           60           (49)        1,055
                                                        ==========    ==========    ==========    ==========

Net earnings (loss) per limited partnership unit
    ("Unit") (note 3)                                   $     (.82)          .30          (.24)         5.22
                                                        ==========    ==========    ==========    ==========

Limited partnership units outstanding                      200,005       200,005       200,005       200,005
                                                        ==========    ==========    ==========    ==========


  See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                      Nine months ended September 30, 2001

                                   (unaudited)

                                  (see note 2)


                                     General    Limited
                                     partner    partners     Total
                                     -------    --------    -------
                                         amounts in thousands
Balance at January 1, 2001           $(3,208)     12,503      9,295

    Net loss                              (1)        (48)       (49)
                                     -------    --------    -------

Balance at September 30, 2001        $(3,209)     12,455      9,246
                                     =======    ========    =======



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                   (unaudited)

                                  (see note 2)

                                                                              Nine months ended
                                                                                September 30,
                                                                          ------------------------
                                                                             2001          2000
                                                                          ----------    ----------
                                                                             amounts in thousands
                                                                                (see note 4)
Cash flows from operating activities:
    Net earnings (loss)                                                   $      (49)        1,055
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
    Adjustment to gain on sale of cable television system                         --           (66)
        Changes in operating assets and liabilities:
             Net change in receivables and other assets                           61           335
             Net change in accounts payable, accrued
                liabilities and amounts due to related parties                   170        (1,344)
                                                                          ----------    ----------

             Net cash provided by (used in) operating activities
                                                                                 182           (20)

Cash flows from investing activities - additional proceeds
    from sale of cable television system                                          --         1,566

Cash flows from financing activities - distribution to partners
                                                                                  --       (41,011)
                                                                          ----------    ----------

             Net change in cash and cash
               equivalents                                                       182       (39,465)

             Cash and cash equivalents:
                Beginning of period                                            9,240        49,067
                                                                          ----------    ----------

                End of period                                             $    9,422         9,602
                                                                          ==========    ==========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                               September 30, 2001

                                   (unaudited)

(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 2001 and its net earnings for the nine months ended September 30, 2001 and 2000. The net earnings for any interim period are not necessarily indicative of net earnings for the entire year.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(2)      Riverside Sale

         On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sales price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT
         5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century will be entitled to all net cash flows generated by the portion of the Riverside System that is subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approves the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. The Partnership has responded by providing the City of Moreno Valley a supplemental agreement with Century by which the partners reaffirm that they did not intend to transfer control of the franchise. In July 2001, the City of Moreno Valley preliminarily approved the transfer of the Moreno Valley Franchise Agreement to Century. The proposed settlement and transfer approval is subject to final documentation. Such settlement and transfer requires an aggregate payment of $500,000 from the Partnership and Century. The Partnership's portion of such payment, if any, has not yet been determined.

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

(4)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At September 30, 2001, $9,195,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(5)      Transactions with Related Parties

         The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $27,000 for each of the nine months ended September 30, 2001 and 2000.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(6)      Commitments and Contingencies

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On May 18, 2001, the Court denied the Defendants' motion to dismiss the complaint. A trial date has not yet been set. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

Material Changes in Net Earnings

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. Pending the transfer of the Moreno Valley Franchise Agreement and resolution of the contingencies described in notes 2 and 6 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's net earnings for the three and nine months ended September 30, 2001 and 2000 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses increased $176,000 and $159,000 during the three and nine months ended September 30, 2001, respectively, as compared to the corresponding prior year periods, primarily due to higher legal fees incurred in ACT 5's efforts to resolve the lawsuit as described in note 6. The Partnership's net earnings for the nine months ended September 30, 2000, also reflect an adjustment to the gain on the Riverside Sale.

         Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $49,000 and $879,000 during the three and nine months ended September 30, 2001, as compared to the corresponding prior year periods. Such decrease is due to a decrease in the average balance of the Partnership's cash and cash equivalents resulting from a distribution made in April 2000 from the net cash proceeds received in connection with the Riverside Sale and a reduction in the average interest rate. Interest income for the nine months ended September 30, 2000 also includes interest received in conjunction with the release of escrow funds from the Riverside Sale.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On May 18, 2001, the Court denied the Defendants' motion to dismiss the complaint. A trial date has not yet been set. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

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

         At September 30, 2001, the Partnership had $435,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.      Exhibits and Reports on Form 8-K

       (a)   Exhibits:

             None.

       (b) Reports on Form 8-K filed during the quarter ended September 30, 2001:

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

                                       AMERICAN CABLE TV INVESTORS 5, LTD.
                                        (A Colorado Limited Partnership)

                                       By:    IR-TCI PARTNERS V, L.P.,
                                              Its General Partner

                                       By:    TCI VENTURES FIVE, INC.,
                                              A General Partner



Date:        November 13, 2001         By:    /s/ Scott D. Macdonald
                                              ------------------------------
                                              Scott D. Macdonald
                                              Vice President and Controller
                                              (Chief Accounting Officer)