Form 10-K
period 2001-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2002-04-01
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _____ to _____


Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
           ----------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


             State of Colorado                             84-1048934
   -----------------------------------------        -----------------------
         (State or other jurisdiction                   (I.R.S. Employer
       of incorporation or organization)             Identification Number)


         188 Inverness Drive West
            Englewood, Colorado                               80112
  ------------------------------------------        -----------------------
   (Address of principal executive offices)                 (Zip Code)


         Registrant's telephone number, including area code:  (720) 875-4000

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                         2001 ANNUAL REPORT ON FORM 10-K

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


                                     PART II

Item 5.           Market for Registrant's Common Equity and
                    Related Stockholder Matters  ....................................................     II-1

Item 6.           Selected Financial Data  ..........................................................     II-1

Item 7.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations  ............................................     II-3

Item 8.           Financial Statements and Supplementary Data  ......................................     II-6

Item 9.           Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure  ............................................     II-6


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

Item 13.          Certain Relationships and Related Transactions  ...................................     III-3


                                     PART IV

Item 14.          Exhibits, Financial Statements and Financial Statement
                    Schedules, and Reports on Form 8-K  .............................................     IV-1

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                     PART I.

Item 1.      Business.

(a)      General Development of Business

         American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 2001, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), and is the managing agent of the Partnership. AT&T Broadband is a subsidiary of AT&T Corp.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         General Development of Business (continued)

On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sales price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley. The franchise agreement authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century would be entitled to all net cash flows generated by the portion of the Riverside System that was subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approved the transfer of the Moreno Franchise Agreement from the Partnership to Century. On December 18, 2001, the City of Moreno Valley approved the transfer of the Moreno Valley Franchise Agreement to Century. The settlement and transfer requires a payment of $500,000 from Century to the City of Moreno Valley and releases the Partnership from any liability.

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

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 4 to the accompanying financial statements are resolved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

(b)      Financial Information about Industry Segments

         Not applicable.

(c)      Narrative Description of Business

         Not meaningful.

(d)      Financial Information about Foreign and Domestic Operations and Export
         Sales

         Not applicable.

Item 2.     Properties.

            Not meaningful.

Item 3.     Legal Proceedings.

         City Partnership Co. on behalf of itself and all others similarly situated and derivatively on behalf of American Cable TV Investors 5, Ltd., a Colorado limited partnership, plaintiff v. IR-TCI Partners V, L.P., TCI Ventures Five, Inc., Tele-Communications, Inc., Lehman Brothers, Inc. and Jack Langer, Defendants, and American Cable TV Investors 5, Ltd., a Colorado limited partnership, nominal defendants. On November 2, 1999 this action was filed in the United States District Court for the District of Colorado, Civil Action No. 99-N-2122. The Partnership was served in this action on December 6, 1999. This purported class action and derivative action asserts claims against the Company for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty in connection with the sale of the Riverside System to Century Exchange LLC. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. On May 18, 2001, the Court denied the Defendant's motion to dismiss the complaint. A trial date has not yet been set. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

Item 4.    Submission of Matters to a Vote of Security Holders.

              None.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                    PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 2001, there were approximately 11,217 Unit holders.

         Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the estimated market value of the underlying net assets of the Partnership.

         The Partnership used most of its share of the net proceeds from the Newport News Sale to make distributions in 1996 to Presidio Capital Corp. (a former general partner of the general partner), TCIV 5 and the Limited Partners of $67,000, $266,000 and $33,001,000 ($165 per Unit for Limited Partners of record as of January 1, 1996), respectively. The Partnership used most of the net proceeds from the sale of the Southern Tennessee, St. Mary's and Lower Delaware Systems to make distributions in 1997 to Presidio, TCIV 5 and the Limited Partners of $149,000, $598,000 and $74,002,000 ($370 per Unit for
Limited Partners of record as of July 1, 1997), respectively.

         The Partnership used most of the net proceeds from the Riverside Sale to make a distribution to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000.

Item 6.  Selected Financial Data.

         Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 2001 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

SUMMARY BALANCE SHEET DATA:


                                                                           December 31,
                                          ------------------------------------------------------------------------
                                               2001           2000          1999 (1)         1998         1997 (2)
                                          ------------  -------------    ------------  --------------   ----------
                                                                      amounts in thousands
   Cash and cash equivalents              $     9,481         9,240          49,067         16,134        16,400
   Property and equipment,net             $        --            --              --          7,814         8,261
   Franchise costs and other intangibles,
    net                                   $        --            --              --          5,597         7,963
   Total assets                           $     9,975         9,795          51,457         30,501        35,578
   Partners' equity                       $     9,080         9,295          49,306         28,447        28,941
   Units outstanding                              200           200             200            200           200

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

SUMMARY STATEMENT OF OPERATIONS DATA:

                                                                   Years ended December 31,
                                            ------------------------------------------------------------------------
                                                 2001             2000         1999 (1)         1998       1997(2)
                                            -------------    ------------   ------------    -----------  -----------
                                                          amounts in thousands, except per Unit amounts
   Revenue                                  $        --               --         9,456          9,542         16,255
   Operating loss                           $      (604)            (429)       (1,060)        (1,044)        (2,352)
   Interest expense                         $        --               --            --             --           (135)
   Interest income                          $       389            1,363           982            752          1,947
   Gain on sale of cable television
    systems(3)                              $        --               66        20,937             --         44,093
   Net earnings (loss)                      $      (215)           1,000        20,859           (494)        43,553
   Net earnings (loss) per Unit             $     (1.06)            4.95        103.25          (2.45)        215.58
   Distributions per Unit                            --              203            --             --            370

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         General

         Asset Sales. On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California to Century for an adjusted sales price of $33,399,000. The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley that authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California. Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century would be entitled to all net cash flows generated by the portion of the Riverside System that was subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approved the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. On December 18, 2001, the City of Moreno Valley approved the transfer of the Moreno Valley Franchise Agreement to Century. The settlement and transfer requires a payment of $500,000 from Century and releases the Partnership from any liability.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         The Partnership used most of the net proceeds from the Riverside Sale to make a distribution to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000.

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 4 to the accompanying financial statements are resolved. See "Liquidity and Capital Resources."

         Results of Operations

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 4 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the years ended December 31, 2001 and 2000 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses increased $175,000 during the year ended December 31, 2001, as compared to the corresponding prior year period. Such increase is primarily due to higher legal fees incurred in ACT 5's efforts to resolve the lawsuit as described in note 4 to the accompanying financial statements. The Partnership's results of operations for the year ended December 31, 2000 also reflect an adjustment to the gain on the Riverside Sale.

         Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $974,000 and increased $381,000 during the years ended December 31, 2001 and 2000, as compared to the corresponding prior year periods. Such decrease in 2001 is due to a decrease in the average balance of the Partnership's cash and cash equivalents resulting from a distribution made in April 2000 from the net cash proceeds received in connection with the Riverside Sale and a reduction in the average interest rate. The increase in 2000 is due to an increase in the average balance of the Partnership's cash and cash equivalents resulting from net cash proceeds received in connection with the Riverside Sale, an increase in the average interest rate and interest received in conjunction with the release of funds held in escrow.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         The Partnership recorded a gain from the Riverside Sale of $20,937,000 during the year ended December 31, 1999.

         Liquidity and Capital Resources

         At December 31, 2001, the Partnership held cash and cash equivalents of $9,481,000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. See note 4 to the accompanying financial statements.

         Pursuant to the asset purchase agreement for the sale of the Southern Tennessee System, $494,000 of the sales price for the Southern Tennessee System was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims for up to one year following consummation of the sale of the Southern Tennessee System. Prior to its release, Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), the buyer of the Southern Tennessee System, filed a claim against the Southern Tennessee Escrow. Rifkin's claim related to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights to the indemnification claim. The above described class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due to Charter as a result of the terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On May 18, 2001, the Court denied the Defendant's motion to dismiss the complaint. A trial date has not yet been set. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

         Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, it is anticipated that legal fees incurred by the defendants with respect to the above lawsuit will be paid by ACT 5. As of December 31, 2001, the partnership has recognized an amount payable to the General Partner of approximately $307,000 to cover out of pocket costs incurred to defend this lawsuit.

         The claim against the Southern Tennessee Escrow and the above described lawsuit have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         At December 31, 2001, the Partnership had $441,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which has been closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Partnership are filed under this item beginning on Page II-7. All financial statement schedules are omitted as they are not required or are not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Independent Auditors' Report

The Partners
American Cable TV Investors 5, Ltd.:


We have audited the accompanying balance sheets of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the financial statements, the Partnership sold substantially all of its cable television assets and is currently in the process of completing its liquidating distributions.

                                                  KPMG LLP


Denver Colorado
March 25, 2002

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                                 Balance Sheets

                           December 31, 2001 and 2000

                                  (See note 2)

                                                  2001         2000
                                                --------       -----
                                                amounts in thousands


Assets

Cash and cash equivalents                       $  9,481       9,240

Receivables                                           --          61

Funds held in escrow (note 4)                        494         494
                                                --------       -----
                                                $  9,975       9,795
                                                ========       =====

Liabilities and Partners' Equity

Accrued liabilities                             $    147          60

Unclaimed limited partner distribution checks        441         437

Amounts due to related parties (note 3)              307           3
                                                --------       -----
     Total liabilities                               895         500
                                                --------       -----

Partners' equity (deficit):
  General partner                                 (3,211)     (3,208)
  Limited partners                                12,291      12,503
                                                --------       -----
     Total partners' equity                        9,080       9,295
                                                --------       -----

Contingencies (note 4)
                                                $  9,975       9,795
                                                ========       =====


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                  Years ended December 31, 2001, 2000 and 1999

                                  (See note 2)

                                                 2001           2000          1999
                                              ----------       -------      --------
                                                      amounts in thousands,
                                                     except per unit amounts
Revenue                                       $       --            --         9,456

Operating costs and expenses:
  Programming (primarily from related
    parties - note 3)                                 --            --         2,333
  Operating (including allocations
    from related parties - note 3)                    --            --         1,252
  Selling, general and administrative
    (including charges and allocations from
    related parties - note 3)                        604           429         3,511
  Depreciation                                        --            --         1,424
  Amortization                                        --            --         1,996
                                              ----------       -------      --------
       Total operating expenses                      604           429        10,516
                                              ----------       -------      --------
       Operating loss                               (604)         (429)       (1,060)

Interest income                                      389         1,363           982
Gain on sale of cable television systems
    (note 2)                                          --            66        20,937
                                              ----------       -------      --------
       Net earnings (loss)                    $     (215)        1,000        20,859
                                              ==========       =======      ========
Net earnings (loss) per limited partnership
  unit ("Unit")                               $    (1.06)         4.95        103.25
                                              ==========       =======      ========

See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                         Statements of Partners' Equity

                  Years ended December 31, 2001, 2000 and 1999

                                            General       Limited
                                            partner       partners        Total
                                           ----------     ---------      --------
                                                   amounts in thousands
Balance at January 1, 1999                     (3,017)       31,464        28,447

   Net earnings                                   209        20,650        20,859
                                           ----------     ---------      --------
Balance at December 31, 1999                   (2,808)       52,114        49,306

   Distribution (note 2)                         (410)      (40,601)      (41,011)

   Net earnings                                    10           990         1,000
                                           ----------     ---------      --------
Balance at December 31, 2000                   (3,208)       12,503         9,295

   Net loss                                        (3)         (212)         (215)
                                           ----------     ---------      --------
Balance at December 31, 2001               $   (3,211)       12,291         9,080
                                           ==========     =========      ========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows

                  Years ended December 31, 2001, 2000 and 1999

                                  (See note 2)

                                                          2001          2000          1999
                                                       ----------     ---------     ---------
                                                                amounts in thousands
Cash flows from operating activities:
  Net earnings (loss)                                  $     (215)        1,000        20,859
  Adjustments to reconcile net earnings (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                            --            --         3,420
      Gain on sale of cable television systems                 --           (66)      (20,937)
      Changes in operating assets and liabilities,
        net of effects from sale of cable television
        systems:
        Net change in receivables
          and other assets                                     61           335            34
        Net change in accounts payable, accrued
          liabilities and amounts due to related
          parties                                             395        (1,651)       (1,247)
                                                       ----------     ---------     ---------
          Net cash provided by (used in)
          operating activities                                241          (382)        2,129
                                                       ----------     ---------     ---------
Cash flows from investing activities:
  Capital expended for property and equipment                  --            --        (1,028)
  Proceeds from sale of cable television systems,
    net of disposition fees paid and funds held in
    escrow                                                     --            66        31,832
  Proceeds from release of funds held in escrow                --         1,500            --
                                                       ----------     ---------     ---------
          Net cash provided by investing activities            --         1,566        30,804
                                                       ----------     ---------     ---------
Cash flows from financing activities -
    distribution to partners                                   --       (41,011)           --
                                                       ----------     ---------     ---------
          Net change in cash and cash equivalents             241       (39,827)       32,933

          Cash and cash equivalents:

             Beginning of year                              9,240        49,067        16,134
                                                       ----------     ---------     ---------
             End of year                               $    9,481         9,240        49,067
                                                       ==========     =========     =========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                        December 31, 2001, 2000 and 1999

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

         The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 2000, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). The limited partner of IR-TCI is Cablevision Equities VI, a limited partnership whose partners are certain former officers and key employees of the predecessor of Cablevision. Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), and is the managing agent of the Partnership. AT&T Broadband is a subsidiary of AT&T Corp. Prior to its January 17, 1996 withdrawal, Integrated Cable Corp. V ("ICC"), an indirect subsidiary of Presidio Capital Corp. ("Presidio"), also served as a general partner of IR-TCI. In accordance with the terms of the IR-TCI limited partnership agreement, TCIV 5 elected to continue the business of IR-TCI. The withdrawal of ICC has not had and is not expected to have a material effect on the Partnership's results of operations or financial condition.

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

         At December 31, 2001 and 2000, $9,254,000 and $9,008,000 of the
         Partnership's cash and cash equivalents were invested in money market funds, respectively. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

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

         Net Earnings (Loss) Per Unit

         Net earnings (loss) per Unit is calculated by dividing net earnings
         (loss) attributable to the Limited Partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 2001 was 200,005.

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

         The Partnership had taxable earnings (loss) of $(215,000), $1.0 million and $13.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(2)      Asset Sales

         On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sale price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1.5 million of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT
         5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley. The franchise agreement authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century would be entitled to all net cash flows generated by the portion of the Riverside System that was subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approved the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. On December 18, 2001, the City of Moreno Valley approved the transfer of the Moreno Valley Franchise Agreement to Century. The settlement and transfer requires a payment of $500,000 from Century and releases the Partnership from any liability.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 4 are resolved.

 (3)     Transactions with Related Parties

         The Partnership purchased programming services from affiliates of AT&T Broadband. The charges, which generally approximated such affiliates' cost and were based upon the number of customers served by the Partnership, aggregated $2,333,000 in 1999.

         The Partnership has a management agreement with Cablevision whereby Cablevision was responsible for performing all services necessary for the management of the Partnership's cable television systems. As compensation for these services, the Partnership paid a management fee equal to 6% of gross revenue, as defined in the management agreement. Such fees amounted to $567,000 during the year ended December 31, 1999.

         The Partnership also reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $36,000 in 2001 and 2000 and $387,000 in 1999.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason for any act performed or omitted to be performed by them in connection with the business of ACT 5 provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, it is anticipated that legal fees incurred by the defendants with respect to the above lawsuit will be paid by ACT 5. As of December 31, 2001, the partnership has recognized an amount payable to the General Partner of approximately $307,000 to cover out of pocket costs incurred to defend this lawsuit.

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

         On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"). Pursuant to the asset purchase agreement, $494,000 of such sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of the indemnification claim. The above described class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         The claim against the Southern Tennessee Escrow and the lawsuit described above have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

         The Partnership leased certain property and equipment under operating leases. The Partnership's lease expense aggregated $132,000 in 1999, including $3,000 paid under pole rental agreements which were terminable on short notice by either party.

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

         As of February 15, 2002, the following executive officers and directors of TCIV 5 operate IR-TCI:


       Name                                    Position
       ----                                    --------
William T. Schleyer(1)        Director and President of TCIV 5 since December
Born June 9, 1951             2001. President and Chief Executive Officer of
                              AT&T Broadband since November 2001. Serves as a
                              President and Director of many of AT&T Broadband's
                              subsidiaries. Principal in Pilot House Ventures
                              from 2000 to October 2001. President and Chief
                              Operating Officer of the broadband services arm of
                              US West Media Group from 1996 to 1997. President
                              and Chief Operating Officer of Continental
                              Cablevision, Inc. from 1995 to 1996.

Michael P. Huseby(1)          Director of TCIV 5 since June 2000 and Vice
Born November 14, 1954        President and Treasurer of TCIV 5 since January
                              2000. Executive Vice President and Chief Financial
                              Officer of AT&T Broadband since January 2000.
                              Serves as a Vice President, Treasurer and Director
                              of various AT&T Broadband subsidiaries. Mr. Huseby
                              was a Partner in Andersen Worldwide and Arthur
                              Andersen LLP from 1990 to December 1999.


Scott D. Macdonald            Vice President and Controller of TCIV 5 since
Born September 28, 1961       February 2001. Vice President and Controller of
                              AT&T Broadband since February 2001. Vice
                              President, Financial Operations of AT&T Broadband
                              from 1999 to January 2001. Mr. Macdonald was Vice
                              President and Controller of Primestar, Inc. from
                              1996 to 1999 after having been Executive Director
                              of Regulation for Tele-Communications, Inc. from
                              1993 to 1996.


                                     III-1

                       AMERICAN CABLE TV INVESTORS 5, LTD.


       Name                                    Position
       ----                                    --------
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


Paul F. Schonewolf(1)         Director of TCIV 5 since June 1996. Mr. Schonewolf
Born February 9, 1937         is the President of Hamilton County/Gore Mt. Cable
                              TV, Inc., a cable company serving six upstate New
                              York communities. From 1987 to 1993 he was
                              President of Schomann Entertainment Corp., which
                              owned and operated cable television companies in
                              New York, Vermont, New Hampshire and Pennsylvania.
                              From 1986 to 1994 he was President of PFS
                              Communications, a consulting company serving the
                              cable television industry.


         (1) Directors of TCIV 5 serve until their successors are appointed and qualified.

         There are no family relations, of first cousin or closer, among the individuals named above, by blood, marriage or adoption.

         During the past five years, none of the persons named above has had any involvement in legal proceedings as would be material to an evaluation of that person's ability or integrity.

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

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Partnership believes that, during the fiscal year ended December 31, 2001, all applicable filing requirements were met.


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

Item 13. Certain Relationships and Related Transactions.

         Under a management agreement with Cablevision, Cablevision is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 2001.

         At December 31, 2001, the Partnership owed $307,000 to AT&T Broadband and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.


                                     III-3

                       AMERICAN CABLE TV INVESTORS 5, LTD.

                                    PART IV.

Item 14. Exhibits, Financial Statements and Financial Statement Schedules and Reports on Form 8-K.

(a)        (1)      Financial Statements

Included in Part II of this Report:

                                                                                 Page
                                                                                 ----

                    Independent Auditors' Report                                 II-7

                    Balance Sheets, December 31, 2001 and 2000                   II-8

                    Statements of Operations,
                        Years ended December 31, 2001, 2000 and 1999             II-9

                    Statements of Partners' Equity,
                        Years ended December 31, 2001, 2000 and 1999            II-10

                    Statements of Cash Flows,
                        Years ended December 31, 2001, 2000 and 1999            II-11

                    Notes to Financial Statements,
                        December 31, 2001, 2000 and 1999                        II-12

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

10 - Material Contracts:

         Management Agreement between Cablevision and the Partnership, ___ incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File Number 0-16784).

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

         Waiver and Indemnification Agreement by and between American Cable TV
             Investors 5, Ltd. and Adelphia Communications Corporation dated December 7, 1999, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999 (Commission File Number 0-16784).

(b)      Reports on Form 8-K filed during the quarter ended December 31, 2001:

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

AMERICAN CABLE TV INVESTORS 5, LTD., A Colorado Limited Partnership
By:      IR-TCI PARTNERS V, L.P., Its General Partner

         By:      TCI VENTURES FIVE, INC., Its General Partner



                  By:  /s/William T. Schleyer                    March 29, 2002
                       ------------------------------
                       William T. Schleyer
                         President and Director - TCI Ventures Five, Inc. (Principal Executive Officer)

Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                            Signature                                     Date
                            ---------                                     ----
           /s/ William T. Schleyer                                    March 29, 2002
           ------------------------------------------------
           William T. Schleyer
           President and Director - TCI Ventures Five, Inc.
           (Principal Executive Officer)


           /s/ Michael P. Huseby                                      March 29, 2002
           ------------------------------------------------
           Michael P. Huseby
           Director, Vice President and Treasurer -
           TCI Ventures Five, Inc.
           (Chief Financial Officer)


           /s/ Scott D. Macdonald                                     March 29, 2002
           ------------------------------------------------
           Scott D. Macdonald
           Vice President and Controller -
           TCI Ventures Five, Inc.
           (Principal Accounting Officer)


           /s/ Rick D. Bailey                                         March 29, 2002
           ------------------------------------------------
           Rick D. Bailey
           Vice President and Secretary -
           TCI Ventures Five, Inc.

           /s/ Arthur C. Belanger                                     March 29, 2002
           ------------------------------------------------
           Arthur C. Belanger
           Director - TCI Ventures Five, Inc.