Form 10-Q
period 2002-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2002-05-14
CIK 810963

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended March 31, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____ to _____


Commission File No. 0-16784


                       AMERICAN CABLE TV INVESTORS 5, LTD.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          State of Colorado                               84-1048934
------------------------------------------  -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)


           183 Inverness Drive West
             Englewood, Colorado                            80112
------------------------------------------   -----------------------------------
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

                                 Balance Sheets

                                   (unaudited)


                                                      March 31,    December 31,
                                                        2002            2001
                                                     ----------    --------------
                                                        amounts in thousands
Assets
Cash and cash equivalents (note 3)                   $    9,530             9,481

Funds held in escrow (note 5)                               494               494
                                                     ----------    --------------
                                                     $   10,024             9,975
                                                     ==========    ==============
Liabilities and Partners' Equity
Accrued liabilities                                  $      105               147
Unclaimed limited partner distribution checks               441               441
Amounts due to related parties (note 4)                     498               307
                                                     ----------    --------------
      Total liabilities                                   1,044               895
                                                     ----------    --------------
Partners' equity (deficit):
   General partner                                       (3,212)           (3,211)
   Limited partners                                      12,192            12,291
                                                     ----------    --------------
      Total partners' equity                              8,980             9,080
                                                     ----------    --------------
Commitments and contingencies (note 5)
                                                     $   10,024             9,975
                                                     ==========    ==============


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Operations

                                   (unaudited)



                                                                            Three months ended
                                                                                 March 31,
                                                                         --------------------------
                                                                            2002           2001
                                                                         -----------    -----------
                                                                            amounts in thousands,
                                                                             except unit amounts
General and administrative                                               $      (144)   $       (40)

Interest income                                                                   44            133
                                                                         -----------    -----------
          Net earnings (loss)                                            $      (100)   $        93
                                                                         ===========    ===========
Net (loss) earnings per limited partnership unit ("Unit") (note 2)
                                                                         $      (.50)   $       .46
                                                                         ===========    ===========
Limited partnership units outstanding                                        200,005        200,005
                                                                         ===========    ===========


See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Statement of Partners' Equity

                        Three months ended March 31, 2002

                                   (unaudited)



                                                                   General           Limited
                                                                    partner          partners         Total
                                                               ---------------   ---------------  -----------
                                                                              amounts in thousands
Balance at January 1, 2002                                     $      (3,211)           12,291           9,080
    Net loss                                                              (1)              (99)           (100)
                                                               -------------     -------------    ------------
Balance at March 31, 2002                                      $      (3,212)           12,192           8,980
                                                               =============     =============    ============



See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                            Statements of Cash Flows
                                   (unaudited)


                                                                                         Three months ended
                                                                                                March 31,
                                                                                        ----------------------
                                                                                          2002         2001
                                                                                        ---------    ---------
                                                                                         amounts in thousands
                                                                                             (see note 3)
Cash flows from operating activities:
    Net earnings (loss)                                                                 $    (100)          93
    Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Changes in operating assets and liabilities:
             Net change in accounts payable, accrued liabilities and amounts due
                to related parties                                                            149           26
                                                                                        ---------    ---------
             Net cash provided by operating activities                                         49          119
Cash flows from investing activities                                                           --           --
Cash flows from financing activities                                                           --           --
                                                                                        ---------    ---------
             Net change in cash and cash
               equivalents                                                                     49          119
             Cash and cash equivalents:
                Beginning of period                                                         9,481        9,240
                                                                                        ---------    ---------
                End of period                                                           $   9,530        9,359
                                                                                        =========    =========

See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

                                 March 31, 2002

                                   (unaudited)

(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 2002 and its results of operations for the three months ended March 31, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

         These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 2001 Annual Report on Form 10-K.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(2)      Allocation of Net Earnings and Net Losses

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

(3)      Supplemental Disclosure of Cash Flow Information

         The Partnership considers investments with original maturities of three months or less to be cash equivalents. At March 31, 2002, $9,299,000 of the Partnership's cash and cash equivalents was invested in money market funds.

(4)      Transactions with Related Parties

         The Partnership reimburses Cablevision for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 for each of the three months ended March 31, 2002 and 2001.

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

                                                                     (continued)

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          Notes to Financial Statements

(5)      Commitments and Contingencies

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the sale of the Partnership's cable television system located in and around Riverside, California (the "Riverside Sale") and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. A trial date has not yet been set in this matter. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

         Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, legal fees incurred by the defendants with respect to the above lawsuit have been paid by ACT 5, and it is anticipated that legal fees incurred will continue to be paid by ACT 5.

         On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"). Pursuant to the asset purchase agreement, $494,000 of the sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of the indemnification claim. The class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

Material Changes in Results of Operations

         The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 5 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three months ended March 31, 2002 and 2001 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses increased $104,000 during the three months ended March 31, 2002, as compared to the corresponding prior year period. Such increase is due to legal fees associated with the litigation described in note 5. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $89,000 during the three months ended March 31, 2002, as compared to the corresponding prior year period. Such decrease is due to a decrease in the average interest rate.

Material Changes in Financial Condition

         On April 1, 1997, the Partnership sold the Southern Tennessee System to Rifkin. Pursuant to the asset purchase agreement, $494,000 of the sales price for the Southern Tennessee System was placed in escrow and was subject to indemnifiable claims for up to one year following consummation of the sale of the Southern Tennessee System. Prior to its release, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter. In connection with such sale, Charter was assigned the rights to the indemnification claim. The class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

         On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. A trial date has not yet been set in this matter. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

         Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, legal fees incurred by the defendants with respect to the above lawsuit have been paid by ACT 5, and it is anticipated that legal fees incurred will continue to be paid by ACT 5.

         The claim against the Southern Tennessee Escrow and the above described lawsuit have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

         At March 31, 2002, the Partnership had $441,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
------   --------------------------------

 (a)      Exhibits:

             None.

 (b)      Reports on Form 8-K filed during the quarter ended March 31, 2002:

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

                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                       (A Colorado Limited Partnership)

                                      By: IR-TCI PARTNERS V, L.P.,
                                          Its General Partner

                                      By: TCI VENTURES FIVE, INC.,
                                          A General Partner



Date: May 14, 2002                    By: /s/ Scott D. Macdonald
                                          ----------------------
                                          Scott D. Macdonald
                                          Senior Vice President and Controller
                                          (Chief Accounting Officer)