Form 10-Q
period 2002-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2002-08-14
CIK 810963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-16784

AMERICAN CABLE TV INVESTORS 5, LTD.

(Exact name of Registrant as specified in its charter)

State of Colorado	84-1048934

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

188 Inverness Drive West Englewood, Colorado	80112

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (720) 267-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X        No

PART I — FINANCIAL INFORMATION

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Balance Sheets

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets	amounts in thousands
Cash and cash equivalents (note 3)	$9,574	9,481
Funds held in escrow (note 5)	494	494

	$10,068	9,975

Liabilities and Partners’ Equity
Unclaimed limited partner distribution checks	$441	441
Amounts due to related parties (notes 4 and 5)	1,389	454

Total liabilities	1,830	895

Partners’ equity (deficit):
General partner	(3,219)	(3,211)
Limited partners	11,457	12,291

Total partners’ equity	8,238	9,080

Commitments and contingencies (note 5)	$10,068	9,975

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Statements of Operations
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

	amounts in thousands,
	except unit amounts
General and administrative expenses	$(789)	(85)	(933)	(125)
Interest income	47	108	91	241

Net earnings (loss)	$(742)	23	(842)	116

Net earnings (loss) per unit	$(3.67)	.11	(4.17)	.57

Limited partnership units outstanding	200,005	200,005	200,005	200,005

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Statement of Partners’ Equity

Six months ended June 30, 2002
(unaudited)

	General	Limited
	partner	partners	Total

	amounts in thousands
Balance at January 1, 2002	$(3,211)	12,291	9,080
Net loss	(8)	(834)	(842)

Balance at June 30, 2002	$(3,219)	11,457	8,238

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Statements of Cash Flows
(unaudited)

	Six months ended
	June 30,

	2002	2001

	amounts in thousands
	(see note 3)
Cash flows from operating activities:
Net earnings (loss)	$(842)	116
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Net change in receivables and other assets	—	61
Net change in amounts due to related parties	935	48

Net cash provided by operating activities	93	225
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

Net change in cash and cash equivalents	93	225
Cash and cash equivalents:
Beginning of period	9,481	9,240

End of period	$9,574	9,465

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Notes to Financial Statements

June 30, 2002

(unaudited)

(1)	Basis of Financial Statement Preparation

The accompanying financial statements of American Cable TV Investors 5, Ltd. (“ACT 5” or the “Partnership”) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 2002 and its results of operations for the six months ended June 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

The Partnership’s general partner is IR-TCI Partners V, L.P. (“IR-TCI” or the “General Partner”), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc., a subsidiary of TCI Cablevision Associates, Inc. (“TCICV”). TCICV is an indirect subsidiary of AT&T Broadband, LLC (“AT&T Broadband”) and is the managing agent of the Partnership.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation.

      (continued)

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Notes to Financial Statements

(2)	Allocation of Net Earnings and Net Losses

Net earnings and net losses shall be allocated 99% to ACT 5’s limited partners (“Limited Partners”) and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership’s limited partnership agreement) shall be distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners’ aggregate contributions (“Payback”), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although ACT 5’s distributions of proceeds from the sales of its cable television systems allowed Limited Partners to achieve Payback, distributions did not allow Limited Partners to achieve a 6% return on their aggregate contributions; therefore, amounts will continue to be allocated 99% to the Limited Partners and 1% to the General Partner.

Distributions to the General and Limited Partners are based upon percentages set forth in ACT 5’s limited partnership agreement (the “Partnership Agreement”) and, therefore, distributions are not directly affected by the General and Limited Partners’ respective financial statement capital account balances (which balances include the original capital contributions of each class of partners and the allocation of the Partnership’s inception-to-date net earnings). Accordingly, the amounts ultimately distributed to the Partnership’s partners will not correspond to the respective financial statement capital account balances of the General and Limited Partners.

Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of Units outstanding during each period.

(3)	Supplemental Disclosure of Cash Flow Information

The Partnership considers investments with original maturities of three months or less to be cash equivalents. At June 30, 2002, $9,342,000 of the Partnership’s cash and cash equivalents was invested in money market funds.

(4)	Transactions with Related Parties

The Partnership reimburses TCICV for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $18,000 for each of the six months ended June 30, 2002 and 2001.

Amounts due to related parties, which represent non-interest-bearing payables to AT&T Broadband and its affiliates, consist primarily of claims for indemnification of the defendants in the litigation described in note 5.

      (continued)

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Notes to Financial Statements

(5)	Commitments and Contingencies

On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval for the sale of the Partnership’s cable television system located in and around Riverside, California (the “Riverside Sale”) and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named as a defendant is Lehman Brothers Inc. (“Lehman”), which provided to ACT 5 a fairness opinion relative to the Riverside Sale. A trial date has not yet been set in this matter. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in “General and Administrative Expenses” in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the six month periods ended June 30, 2002 and 2001, legal fees related to the above lawsuit of $764,000 and $28,000, respectively, have been included in “General and Administrative Expenses” in the accompanying statements of operations.

      (continued)

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Notes to Financial Statements

On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification of attorneys’ fees and costs during the pendency of the lawsuit and to require defendants to remit any funds previously paid by ACT 5 for indemnification of defendants’ defense costs. The court has ordered the defendants to respond to plaintiff’s motion by August 21, 2002. Although no assurance can be given as to the outcome of plaintiff’s motion, management of ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement and, in the case of Lehman, the terms of the engagement letter. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in “General and Administrative Expenses”. From the inception of the lawsuit through June 30, 2002, claims for indemnification have been submitted to ACT 5 totaling approximately $1.4 million. Such amounts are reflected in “Amounts due to Related Parties” in the accompanying balance sheet at June 30, 2002.

On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the “Southern Tennessee System”) to Rifkin Acquisition Partners, L.L.L.P. (“Rifkin”). Pursuant to the asset purchase agreement, $494,000 of the sales price was placed in escrow (the “Southern Tennessee Escrow”) and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. (“Charter”). In connection with such sale, Charter was assigned the rights of the indemnification claim. The class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5.

The claim against the Southern Tennessee Escrow and the lawsuit described above have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Partnership’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Material Changes in Results of Operations

     The Partnership’s results of operations for the three and six months ended June 30, 2002 and 2001 include general and administrative (“G&A”) expenses and interest income. The Partnership’s G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses increased $704,000 and $808,000 during the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods. The increases are primarily due to legal fees associated with the litigation described in note 5. Approximately $260,000 of the second quarter 2002 legal fees relate to fees incurred in the first quarter of 2002 by the General Partner and its affiliates and Lehman which were submitted to the Partnership for reimbursement in the second quarter of 2002. Interest income relates to interest earned on the Partnership’s cash and cash equivalents. Interest income decreased $61,000 and $150,000 during the three and six months ended June 30, 2002, respectively, as compared to the corresponding prior year periods. Such decreases are due to a decrease in the average interest rate.

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

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

     On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named as a defendant is Lehman, which provided to ACT 5 a fairness opinion relative to the Riverside Sale. A trial date has not yet been set in this matter. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in “General and Administrative Expenses” in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the six month periods ended June 30, 2002 and 2001, legal fees related to the above lawsuit of $764,000 and $28,000, respectively, have been included in “General and Administrative Expenses” in the accompanying statements of operations.

     On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification of attorneys’ fees and costs during the pendency of the lawsuit and to require defendants to remit any funds previously paid by ACT 5 for indemnification of defendants’ defense costs. The court has ordered the defendants to respond to plaintiff’s motion by August 21, 2002. Although no assurance can be given as to the outcome of plaintiff’s motion, management of ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement and, in the case of Lehman, the terms of the engagement letter. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in “General and Administrative Expenses”. From the inception of the lawsuit through June 30, 2002, claims for indemnification have been submitted to ACT 5 totaling approximately $1.4 million. Such amounts are reflected in “Amounts due to Related Parties” in the accompanying balance sheet at June 30, 2002.

     The claim against the Southern Tennessee Escrow and the above described lawsuit have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

     Distributions to the General and Limited Partners are based upon percentages set forth in the Partnership Agreement and, therefore, distributions are not directly affected by the General and Limited Partners’ respective financial statement capital account balances (which balances include the original capital contributions of each class of partners and the allocation of the Partnership’s inception-to-date net earnings). Accordingly, the amounts ultimately distributed to the Partnership’s partners will not correspond to the respective financial statement capital account balances of the General and Limited Partners.

     At June 30, 2002, the Partnership had $441,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners’ last known residence upon dissolution of the Partnership.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1 Certification of Periodic Financial Reports by William T. Schleyer

99.2 Certification of Periodic Financial Reports by Michael P. Huseby

(b)	Reports on Form 8-K filed during the quarter ended June 30, 2002:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CABLE TV INVESTORS 5, LTD. (A Colorado Limited Partnership)

	By:	IR-TCI PARTNERS V, L.P., Its General Partner

	By:	TCI VENTURES FIVE, INC., A General Partner

Date: August 14, 2002	By:	/s/ Scott D. Macdonald

Scott D. Macdonald Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

99.1	Certification of Periodic Financial Reports by William T. Schleyer
99.2	Certification of Periodic Financial Reports by Michael P. Huseby