Form 10-Q
period 2002-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2002-11-14
CIK 810963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 0-16784

AMERICAN CABLE TV INVESTORS 5, LTD.

(Exact name of Registrant as specified in its charter)

State of Colorado (State or other jurisdiction of incorporation or organization)	84-1048934 (I.R.S. Employer Identification No.)

188 Inverness Drive West Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (303) 858-3000

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

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Balance Sheets

	September 30,	December 31,
	2002	2001

	(unaudited)
	amounts in thousands
Assets
Cash and cash equivalents (note 3)	$9,616	9,481
Funds held in escrow (note 5)	494	494

	$10,110	9,975

Liabilities and Partners’ Equity
Unclaimed limited partner distribution checks	$441	441
Amounts due to related parties (notes 4 and 5)	1,836	454

Total liabilities	2,277	895

Partners’ equity (deficit):
General partner	(3,223)	(3,211)
Limited partners	11,056	12,291

Total partners’ equity	7,833	9,080

Commitments and contingencies (note 5)
	$10,110	9,975

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

	amounts in thousands, except unit amounts
General and administrative expenses	$(447)	(253)	(1,380)	(378)
Interest income	42	88	133	329

Net loss	$(405)	(165)	(1,247)	(49)

Net loss per unit	$(2.00)	(.82)	(6.17)	(.24)

Limited partnership units outstanding	200,005	200,005	200,005	200,005

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Statement of Partners’ Equity

Nine months ended September 30, 2002

(unaudited)

	General	Limited
	partner	partners	Total

	amounts in thousands
Balance at January 1, 2002	$(3,211)	12,291	9,080
Net loss	(12)	(1,235)	(1,247)

Balance at September 30, 2002	$(3,223)	11,056	7,833

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,

	2002	2001

	amounts in thousands
	(see note 3)
Cash flows from operating activities:
Net loss	$(1,247)	(49)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Net change in receivables and other assets	—	61
Net change in amounts due to related parties	1,382	170

Net cash provided by operating activities	135	182
Cash flows from investing activities	—	—
Cash flows from financing activities	—	—

Net change in cash and cash equivalents	135	182
Cash and cash equivalents:
Beginning of period	9,481	9,240

End of period	$9,616	9,422

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Notes to Financial Statements

September 30, 2002

(unaudited)

(1)	Basis of Financial Statement Preparation

The accompanying financial statements of American Cable TV Investors 5, Ltd. (“ACT 5” or the “Partnership”) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 2002 and its results of operations for the nine months ended September 30, 2002 and 2001. The results of operations for any interim period are not necessarily indicative of the results for the entire year.

These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

The Partnership’s general partner is IR-TCI Partners V, L.P. (“IR-TCI” or the “General Partner”), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc. (“Ventures Five”), a subsidiary of TCI Cablevision Associates, Inc. (“TCICV”). TCICV is an indirect subsidiary of AT&T Broadband, LLC (“AT&T Broadband”) and is the managing agent of the Partnership.

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

(3)	Supplemental Disclosure of Cash Flow Information

The Partnership considers investments with original maturities of three months or less to be cash equivalents. At September 30, 2002, $9,383,000 of the Partnership’s cash and cash equivalents was invested in money market funds.

(4)	Transactions with Related Parties

The Partnership reimburses TCICV for direct out-of-pocket and indirect expenses allocable to the Partnership for accounting, legal and other administrative services. Such reimbursements amounted to $27,000 for each of the nine months ended September 30, 2002 and 2001.

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

Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in “General and Administrative Expenses” in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the nine month periods ended September 30, 2002 and 2001, legal fees related to the above lawsuit of $1,104,000 and $241,000, respectively, have been included in “General and Administrative Expenses” in the accompanying statements of operations.

(continued)

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

Notes to Financial Statements

On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification of attorneys’ fees and costs during the pendency of the lawsuit. On September 16, 2002, plaintiff and the General Partner, Ventures Five, and AT&T Broadband (the “TCI Defendants”) filed with the court a stipulation by which the TCI Defendants agreed that ACT 5 would not reimburse AT&T Broadband for legal fees or expenses of the TCI Defendants unless, at the conclusion of the case, the court authorizes the indemnification payment. The plaintiff withdrew its motion without prejudice.

On September 16, 2002, plaintiff filed a motion to bar Lehman from recovering indemnification of attorneys’ fees and costs during the pendency of this lawsuit. The motion has been fully briefed. The General Partner and Ventures Five opposed the motion, contending that Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and that AT&T Broadband or its affiliate is entitled to be reimbursed by ACT 5 for approximately $580,000 in reimbursement payments made to Lehman on behalf of ACT 5.

Although no assurance can be given as to the outcome of the indemnification matters, based on information currently available to management, ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement and, in the case of Lehman, the terms of the engagement letter. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in “General and Administrative Expenses”. From the inception of the lawsuit through September 30, 2002, claims for indemnification have been submitted to ACT 5 totaling approximately $1.8 million. Such amounts are reflected in “Amounts due to related parties” in the accompanying balance sheet at September 30, 2002.

On October 7, 2002, the defendants and plaintiff filed motions for partial summary judgment with respect to certain of the plaintiff’s claims in the above lawsuit. Responses to the summary judgment motions were filed on November 4, 2002 and reply briefs are due November 19, 2002.

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

Material Changes in Results of Operations

     The Partnership’s results of operations for the three and nine months ended September 30, 2002 and 2001 include general and administrative (“G&A”) expenses and interest income. The Partnership’s G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses increased $194,000 and $1,002,000 during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods. The increases are primarily due to legal fees associated with the litigation described in note 5. Interest income relates to interest earned on the Partnership’s cash and cash equivalents. Interest income decreased $46,000 and $196,000 during the three and nine months ended September 30, 2002, respectively, as compared to the corresponding prior year periods. Such decreases are due to a decrease in the average interest rate.

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

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in “General and Administrative Expenses” in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the nine month periods ended September 30, 2002 and 2001, legal fees related to the above lawsuit of $1,104,000 and $241,000, respectively, have been included in “General and Administrative Expenses” in the accompanying statements of operations.

     On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification of attorneys’ fees and costs during the pendency of the lawsuit. On September 16, 2002, plaintiff and the TCI Defendants filed with the court a stipulation by which the TCI Defendants agreed that ACT 5 would not reimburse AT&T Broadband for legal fees or expenses of the TCI Defendants unless, at the conclusion of the case, the court authorizes the indemnification payment. The plaintiff withdrew its motion without prejudice.

     On September 16, 2002, plaintiff filed a motion to bar Lehman from recovering indemnification of attorneys’ fees and costs during the pendency of this lawsuit. The motion has been fully briefed. The General Partner and Ventures Five opposed the motion, contending that Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and that AT&T Broadband or its affiliate is entitled to be reimbursed by ACT 5 for approximately $580,000 in reimbursement payments made to Lehman on behalf of ACT 5.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

     Although no assurance can be given as to the outcome of the indemnification matters, based on information currently available to management, ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement and, in the case of Lehman, the terms of the engagement letter. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in “General and Administrative Expenses”. From the inception of the lawsuit through September 30, 2002, claims for indemnification have been submitted to ACT 5 totaling approximately $1.8 million. Such amounts are reflected in “Amounts due to related parties” in the accompanying balance sheet at September 30, 2002.

     On October 7, 2002, the defendants and plaintiff filed motions for partial summary judgment with respect to certain of the plaintiff’s claims in the above lawsuit. Responses to the summary judgment motions were filed on November 4, 2002 and reply briefs are due November 19, 2002.

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

     At September 30, 2002, the Partnership had $441,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners’ last known residence upon dissolution of the Partnership.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures. The chief executive officer and chief financial officer of TCI Ventures Five, Inc. (a general partner of IR-TCI Partners V, L.P., which in turn is the general partner of American Cable TV Investors 5, Ltd.), after evaluating the effectiveness of ACT 5’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, ACT 5’s disclosure controls and procedures were adequate and designed to ensure that material information relating to ACT 5 would be made known to them by others associated with ACT 5.

(b)	Changes in internal controls. There were no significant changes in internal controls or to our knowledge, in other factors that could significantly affect internal controls and procedures subsequent to the Evaluation Date.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1	Certification of Periodic Financial Reports by William T. Schleyer
99.2	Certification of Periodic Financial Reports by Michael P. Huseby

(b)	Reports on Form 8-K filed during the quarter ended September 30, 2002:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CABLE TV INVESTORS 5, LTD. (A Colorado Limited Partnership)

	By:	IR-TCI PARTNERS V, L.P., Its General Partner

	By:	TCI VENTURES FIVE, INC., A General Partner

Date: November 14, 2002	By:	/s/ Scott D. Macdonald Scott D. Macdonald Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, William T. Schleyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Cable TV Investors 5, Ltd.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Name:	WILLIAM T. SCHLEYER William T. Schleyer President and Chief Executive Officer TCI Ventures Five, Inc.

CERTIFICATIONS

I, Michael P. Huseby, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American Cable TV Investors 5, Ltd.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Name:	MICHAEL P. HUSEBY Michael P. Huseby Vice President and Chief Financial Officer TCI Ventures Five, Inc.

EXHIBIT INDEX

Exhibit No.	Description
99.1	Certification of Periodic Financial Reports by William T. Schleyer
99.2	Certification of Periodic Financial Reports by Michael P. Huseby