Form 10-K
period 2002-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2003-03-31
CIK 810963

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             [NO FEE REQUIRED]



             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-16784

                             ---------------------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
             (Exact name of Registrant as specified in its charter)

              STATE OF COLORADO                                  84-1048934
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

           C/O COMCAST CORPORATION                                 19102
              1500 MARKET STREET                                 (Zip Code)
               PHILADELPHIA, PA
   (Address of principal executive offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (215) 665-1700

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN CABLE TV INVESTORS 5, LTD.

                        2002 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----
                                   PART I
Item 1.   Business....................................................    I-1
Item 2.   Properties..................................................    I-2
Item 3.   Legal Proceedings...........................................    I-2
Item 4.   Submission of Matters to a Vote of Security Holders.........    I-3

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................   II-1
Item 6.   Selected Financial Data.....................................   II-1
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   II-2
Item 8.   Financial Statements and Supplementary Data.................   II-3
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   II-3

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........  III-1
Item 11.  Executive Compensation......................................  III-2
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  III-2
Item 13.  Certain Relationships and Related Transactions..............  III-2

                                   PART IV
Item 14.  Controls and Procedures.....................................   IV-1
Item 15.  Exhibits, Financial Statements and Financial Statement
          Schedules, and Reports on Form 8-K..........................   IV-1
SIGNATURES............................................................   IV-3
CERTIFICATIONS........................................................   IV-4

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                                     PART I

ITEM 1.  BUSINESS.

(A) GENERAL DEVELOPMENT OF BUSINESS

     American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 2002, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), and is the managing agent of the Partnership.

     On November 18, 2002, AT&T Corp. ("AT&T") transferred to AT&T Broadband Corp. ("Broadband") substantially all the assets, liabilities and businesses represented by AT&T Broadband, including AT&T Broadband LLC, and AT&T spun off Broadband to its shareholders. Comcast Holdings Corporation (formerly known as Comcast Corporation) ("Comcast Holdings"), a wholly owned subsidiary of Comcast Corporation (formerly known as AT&T Comcast Corporation) ("Comcast") and Broadband then each merged with a different, wholly owned subsidiary of Comcast, and Comcast Holdings and AT&T shareholders received Comcast shares. On November 18, 2002, the name of Broadband was changed to Comcast Cable Communications Holdings, Inc. ("Cable Communications Holdings") and the name of AT&T Broadband LLC was changed to Comcast Cable Holdings LLC ("Comcast Cable Holdings"). Cablevision is now an indirect subsidiary of Comcast Cable Holdings.

     Throughout this Annual Report, we refer to Comcast Cable Communications Holdings, Inc. (formerly AT&T Broadband Corp.) as "Comcast Cable Communications Holdings" or "Broadband," and Comcast Cable Holdings, LLC (formerly AT&T Broadband, LLC and Tele-Communications, Inc.) as "Comcast Cable Holdings."

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

     On December 7, 1999, Broadband and Century contributed cable television systems to a joint venture (the "Joint Venture") that combined multiple cable television systems in Southern California. The Riverside System was among those systems that was contributed to the Joint Venture by Century. Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century. Comcast Cable Holdings, through certain of its subsidiaries, owns a 100% ownership interest in IR-TCI.

     In connection with the Riverside Sale, the Partnership made a distribution to its General Partner and Limited Partners of $410,000 and $40,601,000 ($203 per Unit for Limited Partners of record as of April 1, 2000), respectively, in April 2000.

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 4 to the accompanying financial statements are resolved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.

(C) NARRATIVE DESCRIPTION OF BUSINESS

     Not meaningful.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Not applicable.

ITEM 2.  PROPERTIES.

     Not meaningful.

ITEM 3.  LEGAL PROCEEDINGS.

     City Partnership Co. on behalf of itself and all others similarly situated and derivatively on behalf of American Cable TV Investors 5, Ltd., a Colorado limited partnership, plaintiff v. IR-TCI Partners V, L.P., TCI Ventures Five, Inc., Tele-Communications, Inc., Lehman Brothers, Inc. and Jack Langer, Defendants, and American Cable TV Investors 5, Ltd., a Colorado limited partnership, nominal defendants. On November 2, 1999 this action was filed in the United States District Court for the District of Colorado, Civil Action No. 99-N-2122. The Partnership was served in this action on December 6, 1999. This purported class action and derivative action asserts claims against the Company for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty in connection with the sale of the Riverside System to Century Exchange LLC. Also, named as a defendant is Lehman Brothers, Inc. ("Lehman") which provided to ACT 5 a fairness opinion relative to the Riverside Sale. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. On September 28, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. May 18, 2001, the Court denied the Defendant's motion to dismiss the complaint. A trial date has been set for March 2004. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees of $1,131,000 and $402,000 for the years ended December 31, 2002 and 2001, respectively, incurred by the defendants with respect to the above lawsuit have been reflected in "Selling, General and Administrative Expenses" in the accompanying statements of operations.

     On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification of attorneys' fees and costs during the pendency of the lawsuit. On September 16, 2002, plaintiff and the TCI Defendants filed with the court a stipulation by which the TCI Defendants agreed that ACT 5 would not reimburse Broadband for legal fees or expenses of the TCI Defendants unless, at the conclusion of the case, the court authorizes the indemnification payment. The plaintiff withdrew its motion without prejudice.

     On September 16, 2002, plaintiff filed a motion to bar Lehman from recovering indemnification of attorneys' fees and costs during the pendency of this lawsuit. The motion has been fully briefed. The General Partner and Ventures Five opposed the motion, contending that Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and that Broadband or its affiliate is entitled to be reimbursed by ACT 5 for approximately $680,000 in reimbursement payments made to Lehman on behalf of ACT 5.

     Although no assurance can be given as to the outcome of the indemnification matters, based on information currently available to management, ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement and, in the case of Lehman, the terms of the engagement letter. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in "General and Administrative Expenses". From the inception of the lawsuit through December 31, 2002, claims for indemnification have been submitted to ACT 5 totaling approximately $2.0 million. Such amounts are reflected in "Amounts due to related parties" in the accompanying balance sheet at December 31, 2002.

     On October 7, 2002, the defendants and plaintiff filed motions for partial summary judgment with respect to certain of the plaintiff's claims in the above lawsuit. The court has not yet ruled on these motions and they remain pending.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 2002, there were approximately 11,217 Unit holders.

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

ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 2002 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included elsewhere herein):

SUMMARY BALANCE SHEET DATA:

                                                           DECEMBER 31,
                                            -------------------------------------------
                                             2002     2001     2000    1999(1)    1998
                                            -------   -----   ------   -------   ------
                                                       AMOUNTS IN THOUSANDS
Cash and cash equivalents.................  $ 9,792   9,481    9,240   49,067    16,134
Property and equipment, net...............  $    --      --       --       --     7,814
Franchise costs and other intangibles,
  net.....................................  $    --      --       --       --     5,597
Total assets..............................  $10,286   9,975    9,795   51,457    30,501
Partners' equity..........................  $ 7,721   9,080    9,295   49,306    28,447
Units outstanding.........................      200     200      200      200       200

SUMMARY STATEMENT OF OPERATIONS DATA:

                                                         YEARS ENDED DECEMBER 31,
                                              -----------------------------------------------
                                                2002      2001     2000    1999(1)     1998
                                              --------   ------   ------   --------   -------
                                               AMOUNTS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS
Revenue.....................................  $    --       --       --      9,456     9,542
Operating loss..............................  $(1,527)    (604)    (429)    (1,060)   (1,044)
Interest income.............................  $   168      389    1,363        982       752
Gain on sale of cable television
  systems(2)................................  $    --       --       66     20,937        --
Net earnings (loss).........................  $(1,359)    (215)   1,000     20,859      (494)
Net earnings (loss) per Unit................  $ (6.80)   (1.06)    4.95     103.25     (2.45)
Distributions per Unit......................  $    --       --      203         --        --

---------------

(1) The December 31, 1999 summary balance sheet and summary statement of operations data reflect the effect of the Riverside Sale. As a result of the Riverside Sale, the Partnership's statement of operations for the year ended December 31, 1999 includes eleven months of operating results for the Riverside System. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".

(2) The Partnership recorded an adjustment to the gain on the Riverside Sale of $66,000 during the second quarter of 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  RESULTS OF OPERATIONS

     As a result of the Riverside Sale in 1999, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 4 to the accompanying financial statements are resolved. See "Liquidity and Capital Resources."

     Pending the resolution of the contingencies described in note 4 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the years ended December 31, 2002 and 2001 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses increased $923,000 during the year ended December 31, 2002, as compared to the corresponding prior year period. Such increase is primarily due to higher legal fees incurred in ACT 5's efforts to resolve the lawsuit as described in note 4 to the accompanying financial statements. The Partnership's results of operations for the year ended December 31, 2000 also reflect an adjustment to the gain on the Riverside Sale.

     Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $221,000 and decreased $974,000 during the years ended December 31, 2002 and 2001, as compared to the corresponding prior year periods. Such decrease in 2002 is due to a decline in interest rates during the year and 2001 is due to a decrease in the average balance of the Partnership's cash and cash equivalents resulting from a distribution made in April 2000 from the net cash proceeds received in connection with the Riverside Sale and a reduction in the average interest rate.

  LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Partnership held cash and cash equivalents of $9,792,000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. See note 4 to the accompanying financial statements.

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

     On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT
5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. On May 18, 2001, the Court denied the Defendant's motion to dismiss the complaint. On October 7, 2002, the Defendants filed various motions for summary judgement and the Plaintiff filed its motion for summary judgement. The court has not yet ruled on these motions and they remain pending. A trial date has been set for March 3-26, 2004. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, it is anticipated that legal fees incurred by the defendants with respect to the above lawsuit will be paid by ACT
5. As of December 31, 2002, the partnership has recognized an amount payable to the General Partner of approximately $2,124,000 to cover out of pocket costs incurred to defend this lawsuit.

     The claim against the Southern Tennessee Escrow and the above described lawsuit have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

     At December 31, 2002, the Partnership had $441,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which has been closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements of the Partnership are filed under this item beginning on Page II-4. All financial statement schedules are omitted as they are not required or are not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
American Cable TV Investors 5, Ltd.

     We have audited the accompanying balance sheet of American Cable TV Investors 5, Ltd. (a Colorado Limited Partnership) (the "Partnership") as of December 31, 2002, and the related statements of operations, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 2, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distribution cannot be made in connection with the Partnership's dissolution until the contingencies in Note 4 are resolved.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 26, 2003

                          INDEPENDENT AUDITORS' REPORT

The Partners
American Cable TV Investors 5, Ltd.:

     We have audited the accompanying balance sheet of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 2001, and the related statements of operations, partners' equity, and cash flows for each of the years in the two-year period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2 to the financial statements, the Partnership sold substantially all of its cable television assets and is currently in the process of completing its liquidating distributions.

                                          KPMG LLP

Denver, Colorado
March 25, 2002

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                                2002        2001
                                                              ---------   ---------
                                                              AMOUNTS IN THOUSANDS
                                      ASSETS
Cash and cash equivalents...................................   $ 9,792     $ 9,481
Funds held in escrow (note 4)...............................       494         494
                                                               -------     -------
                                                               $10,286     $ 9,975
                                                               =======     =======
                         LIABILITIES AND PARTNERS' EQUITY
Unclaimed limited partner distribution checks...............   $   441     $   441
Amounts due to related parties (note 3).....................     2,124         454
                                                               -------     -------
     Total liabilities......................................     2,565         895
                                                               -------     -------
Contingencies (note 4)

Partners' equity (deficit):
  General partner...........................................    (3,224)     (3,211)
  Limited partners..........................................    10,945      12,291
                                                               -------     -------
     Total partners' equity.................................     7,721       9,080
                                                               -------     -------
                                                               $10,286     $ 9,975
                                                               =======     =======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                               2002      2001     2000
                                                              -------   ------   ------
                                                                AMOUNTS IN THOUSANDS,
                                                               EXCEPT PER UNIT AMOUNTS
Operating costs and expenses:
  Selling, general and administrative (including charges and
     allocations from related parties -- note 3)............  $ 1,527      604      429
                                                              -------   ------   ------
     Total operating expenses...............................    1,527      604      429
                                                              -------   ------   ------
     Operating loss.........................................   (1,527)    (604)    (429)

Interest income.............................................      168      389    1,363
Gain on sale of cable television systems (note 2)...........       --       --       66
                                                              -------   ------   ------
     Net earnings (loss)....................................  $(1,359)  $ (215)   1,000
                                                              =======   ======   ======
Net earnings (loss) per limited partnership unit ("Unit")...  $ (6.80)  $(1.06)    4.95
                                                              =======   ======   ======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                         STATEMENTS OF PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                              GENERAL   LIMITED
                                                              PARTNER   PARTNERS    TOTAL
                                                              -------   --------   -------
                                                                  AMOUNTS IN THOUSANDS
BALANCE AT JANUARY 1, 2000..................................   (2,808)   52,114     49,306
  Distribution (note 2).....................................     (410)  (40,601)   (41,011)
  Net earnings..............................................       10       990      1,000
                                                              -------   -------    -------
BALANCE AT DECEMBER 31, 2000................................   (3,208)   12,503      9,295
  Net loss..................................................       (3)     (212)      (215)
                                                              -------   -------    -------
BALANCE AT DECEMBER 31, 2001................................  $(3,211)   12,291      9,080
  Net loss..................................................      (13)   (1,346)    (1,359)
                                                              -------   -------    -------
BALANCE AT DECEMBER 31, 2002................................  $(3,224)  $10,945    $ 7,721
                                                              =======   =======    =======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002      2001     2000
                                                               -------   ------   -------
                                                                  AMOUNTS IN THOUSANDS
Cash flows from operating activities:
  Net earnings (loss).......................................   $(1,359)  $ (215)    1,000
  Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
     Gain on sale of cable television systems...............                 --       (66)
     Changes in operating assets and liabilities, net of
       effects from sale of cable television systems:
       Net change in receivables and other assets...........        --       61       335
       Net change in accounts payable, accrued liabilities
          and amounts due to related parties................     1,670      395    (1,651)
                                                               -------   ------   -------
          Net cash provided by (used in) operating
            activities......................................       311      241      (382)
                                                               -------   ------   -------
Cash flows from investing activities:
  Proceeds from sale of cable television systems, net of
     disposition fees paid and funds held in escrow.........        --       --        66
  Proceeds from release of funds held in escrow.............        --       --     1,500
                                                               -------   ------   -------
          Net cash provided by investing activities.........        --       --     1,566
                                                               -------   ------   -------
Cash flows from financing activities -- distribution to
  partners..................................................        --       --   (41,011)
                                                               -------   ------   -------
          Net change in cash and cash equivalents...........       311      241   (39,827)
Cash and cash equivalents:
  Beginning of year.........................................     9,481    9,240    49,067
                                                               -------   ------   -------
  End of year...............................................   $ 9,792   $9,481     9,240
                                                               =======   ======   =======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION

     American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing, and operating cable television systems. The partnership currently has no operations and is expected to be dissolved when the remaining litigation against it is concluded (See Note 4).

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. At December 31, 2002, the general partner of IR-TCI was TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Cablevision is an indirect subsidiary of AT&T Broadband, LLC ("AT&T Broadband"), and is the managing agent of the partnership.

     On November 18, 2002, AT&T Corp. ("AT&T") transferred to AT&T Broadband Corp. ("Broadband") substantially all the assets, liabilities and businesses represented by AT&T Broadband, including AT&T Broadband LLC, and AT&T spun off Broadband to its shareholders. Comcast Holdings Corporation (formerly known as Comcast Corporation) ("Comcast Holdings"), a wholly owned subsidiary of Comcast Corporation (formerly known as AT&T Comcast Corporation) ("Comcast") and Broadband then each merged with a different, wholly owned subsidiary of Comcast, and Comcast Holdings and AT&T shareholders received Comcast shares. On November 18, 2002, the name of Broadband was changed to Comcast Cable Communications Holdings, Inc. ("Cable Communications Holdings") and the name of AT&T Broadband LLC was changed to Comcast Cable Holdings LLC ("Comcast Cable Holdings"). Cablevision is now an indirect subsidiary of Comcast Cable Holdings (formerly AT&T Broadband, LLC), and is the managing agent of the Partnership. Comcast Cable Holdings is a subsidiary of Comcast Corporation.

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

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

 CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     At December 31, 2002 and 2001, $9,419,000 and $9,254,000 of the
Partnership's cash and cash equivalents were invested in money market funds, respectively. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

 NET EARNINGS (LOSS) PER UNIT

     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 2002 was 200,005.

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

 RECLASSIFICATIONS

     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2002.

(2) ASSET SALES

     On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sale price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1,500,000 of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT 5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley. The franchise agreement authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century would be entitled to all net cash flows generated by the portion of the Riverside System that was subject to the Moreno Franchise Agreement until

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

such time as the City of Moreno Valley approved the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. On December 18, 2001, the City of Moreno Valley approved the transfer of the Moreno Valley Franchise Agreement to Century. The settlement and transfer requires a payment of $500,000 from Century and releases the Partnership from any liability.

     On December 7, 1999, Broadband, and Century contributed cable television systems to a joint venture (the "Joint Venture") that combined multiple cable television systems in Southern California. The Riverside System was among those systems to be contributed to the Joint Venture by Century. Broadband has an approximate 25% interest in the Joint Venture, which is managed by Century. Broadband through certain of its subsidiaries, owns a 100% interest in IR-TCI.

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

(3) TRANSACTIONS WITH RELATED PARTIES

     The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership reimburses this affiliate for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $36,000 in 2002, 2001 and 2000.

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

     Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

(4) CONTINGENCIES

     On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT
5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval for the sale of the Partnership's Cable television system located in and around Riverside, California (the "Riverside Sale") and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named as a defendant is Lehman Brothers Inc. ("Lehman"), which provided to ACT 5 a fairness opinion relative to the Riverside Sale. On May 18, 2001, the Court denied the Defendants' motion to dismiss the complaint. A trial date has been set for March 2004. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in "General and Administrative Expenses" in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the years ended December 31, 2002 and 2001, legal fees related to the above lawsuit of $1,131,000 and $402,000, respectively, have been included in "Selling, General and Administrative Expenses" in the accompanying statements of operations.

     On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification for attorneys' fees and costs during the pendency of the lawsuit. On September 16, 2002, plaintiff and the General Partner, Ventures Five, and AT&T Broadband (the "TCI Defendants") filed with the court a stipulation by which the TCI Defendants agreed that ACT 5 would not reimburse AT&T Broadband for legal fees or expenses of the TCI Defendants unless, at the conclusion of the case, the court authorizes the indemnification payment. The plaintiff withdrew its motion without prejudice.

     On September 16, 2002, plaintiff filed a motion to bar Lehman from recovering indemnification of attorneys' fees and costs during the pendency of this lawsuit. The motion has been fully briefed. The General Partner and Ventures Five opposed the motion, contending that Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and that AT&T Broadband or its affiliate is entitled to be reimbursed by ACT 5 for approximately $680,000 in reimbursement payments made to Lehman on behalf of ACT 5.

     Although no assurance can be given as to the outcome of the indemnification matters, based on information currently available to management, ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement and, in the case of Lehman, the terms of the engagement letter. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in "General and Administrative Expenses". From the inception of the lawsuit through December 31, 2002, claims for indemnification have been submitted to ACT 5 totaling approximately $2.0 million. Such amounts are reflected in "Amounts due to related parties" in the accompanying balance sheet at December 31, 2002.

     On October 7, 2002, the defendants and plaintiff filed motions for partial summary judgment with respect to certain of the plaintiff's claims in the above lawsuit. The court has not yet ruled on these motions and they remain pending.

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

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

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

(5) UNAUDITED SUPPLEMENTARY DATA

     Selected unaudited quarterly financial information is presented below:

                                           FIRST      SECOND     THIRD      FOURTH     TOTAL
                                          QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                          --------   --------   --------   --------   --------
2002
----
Net loss................................  $   (100)  $   (742)  $   (405)  $   (112)  $ (1,359)
Net loss per limited partnership unit...      (.50)     (3.67)     (2.00)      (.56)     (6.73)
Limited partnership units outstanding...   200,005    200,005    200,005    200,005    200,005

2001
----
Net income (loss).......................  $     93   $     23   $   (165)  $   (166)  $   (215)
Net income (loss) per limited
  partnership unit......................       .46        .11       (.82)      (.81)     (1.06)
Limited partnership units outstanding...   200,005    200,005    200,005    200,005    200,005

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     As the Partnership has no directors or officers of its own, all of the Partnership's major decisions are made by IR-TCI whose general partner is TCIV
5. Until its withdrawal by letter dated January 17, 1996, ICC was also a general partner of the General Partner.

     The Partnership has entered into a management agreement with an affiliate of Comcast Cable Holdings, pursuant to which this affiliate is responsible for managing the day-to-day operations of the Partnership.

     As of December 31, 2002, the following executive officers and directors of TCIV 5 operate IR-TCI:

NAME                                                            POSITION
----                                                            --------
Brian L. Roberts..........................  Brian L. Roberts was named Chairman of the
                                            General Partner's Board of Directors in November
                                            2002. Mr. Roberts has served as the President
                                            and as a Director of Comcast for more than five
                                            years. As of December 31, 2002, Mr. Roberts has
                                            sole voting power over approximately 33 1/3% of
                                            the combined voting power of Comcast
                                            Corporation's two classes of voting common
                                            stock. Mr. Roberts is the Chief Executive
                                            Officer of the General Partner and of Comcast.
                                            He is also a Director of the Bank of New York.
                                            He is 43 years old.

Lawrence S. Smith(1)......................  Lawrence S. Smith was named Executive Vice
                                            President and a Director of the General Partner
                                            in November 2002. Mr. Smith has served as an
                                            Executive Vice President of Comcast for more
                                            than five years. Mr. Smith is the Co-Chief
                                            Financial Officer of the General Partner and of
                                            Comcast. He is 55 years old.

John R. Alchin............................  John R. Alchin was named Executive Vice
                                            President and Treasurer of the General Partner
                                            in November 2002. Mr. Alchin was named an
                                            Executive Vice President of Comcast in January
                                            2000. Prior to that time, he served as a Senior
                                            Vice President and Treasurer of Comcast for more
                                            than five years. Mr. Alchin is the Co-Chief
                                            Financial Officer of the General Partner and of
                                            Comcast. He is 54 years old.

David L. Cohen(1).........................  David L. Cohen joined Comcast in July 2002 as
                                            Executive Vice President. Prior to that time, he
                                            was Partner in, and Chairman of, the law firm of
                                            Ballard Spahr Andrews & Ingersoll, LLP for more
                                            than five years. Mr. Cohen is a director of the
                                            General Partner. He is 47 years old.

Arthur R. Block(1)........................  Arthur R. Block was named a director of the
                                            General Partner's Board of Directors in November
                                            2002. Mr. Block has served as a Senior Vice
                                            President and General Counsel for Comcast since
                                            January 2000. Prior to January 2000, Mr. Block
                                            served as Vice President and Senior Deputy
                                            General Counsel of Comcast for more than five
                                            years. Mr. Block also was named Secretary of
                                            Comcast Corporation in November 2002. He is 48
                                            years old.

                                      III-1

NAME                                                            POSITION
----                                                            --------
Lawrence J. Salva.........................  Lawrence J. Salva was named Controller of
                                            Comcast in November 2002. Mr. Salva joined
                                            Comcast in January 2000 as Senior Vice President
                                            and Chief Accounting Officer. Prior to that
                                            time, Mr. Salva was a national accounting
                                            consulting partner in the public accounting firm
                                            of PricewaterhouseCoopers for more than five
                                            years. Mr. Salva is a Senior Vice President and
                                            Principal Accounting Officer of the General
                                            Partner. He is 46 years old.

---------------

(1) Directors of TCIV 5 serve until their successors are appointed and qualified.

ITEM 11.  EXECUTIVE COMPENSATION.

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to an affiliate of Comcast Cable Holdings. See "Certain Relationships and Related Transactions" below.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     No General or Limited Partner of the Partnership owns more than 5% of the Units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Under a management agreement with an affiliate of Comcast Cable Holdings, this affiliate is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 2002.

     At December 31, 2002, the Partnership owed $2,124,000 to Comcast Corporation and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.

                                      III-2

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Controls and procedures. Our chairman and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) (1) Financial Statements

     Included in Part II of this Report:

                                                                  PAGE
                                                                  -----
    Independent Auditors' Report................................   II-4
    Balance Sheets, December 31, 2002 and 2001..................   II-6
    Statements of Operations, Years ended December 31, 2002,
      2001 and 2000.............................................   II-7
    Statements of Partners' Equity, Years ended December 31,
      2002, 2001 and 2000.......................................   II-8
    Statements of Cash Flows, Years ended December 31, 2002,
      2001 and 2000.............................................   II-9
    Notes to Financial Statements, December 31, 2002, 2001 and
      2000......................................................  II-10

     (b) (2) Financial Statement Schedules

     All schedules are omitted as they are not required or are not applicable.

     (c) (3) Exhibits

     The following exhibits are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

     3 -- Articles of Incorporation and Bylaws:

        Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed pursuant to Rule 424(b) as part of Registration Statement 33-12064.

        Limited Partnership Agreement of General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File Number 0-16784).

     10 -- Material Contracts:

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

     (d) Reports on Form 8-K filed during the quarter ended December 31, 2002:

        (i) We filed a Current Report on Form 8-K under Items 4 and 7(c) dated December 20, 2002 announcing a change in the Partnership's certifying accountant.

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

                                          AMERICAN CABLE TV INVESTORS 5, LTD.,
                                          A Colorado Limited Partnership

                                          By: IR-TCI PARTNERS V, L.P.,
                                            Its General Partner

                                          By: TCI VENTURES FIVE, INC.,
                                            Its General Partner

                                          By:     /s/ BRIAN L. ROBERTS
                                            ------------------------------------
                                                      Brian L. Roberts
                                                          Chairman

March 31, 2003

     Pursuant to the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Partnership and in the capacities and on the dates indicated:

                    SIGNATURE                                      TITLE                       DATE
                    ---------                                      -----                       ----

               /s/ BRIAN L. ROBERTS                             Chairman --               March 31, 2003
 ------------------------------------------------         TCI Ventures Five, Inc.
                 Brian L. Roberts                      (Principal Executive Officer)


              /s/ LAWRENCE S. SMITH                      Executive Vice President;        March 31, 2003
 ------------------------------------------------               Director --
                Lawrence S. Smith                         TCI Ventures Five, Inc.
                                                      (Co-Principal Financial Officer)


                /s/ JOHN R. ALCHIN                       Executive Vice President;        March 31, 2003
 ------------------------------------------------               Treasurer --
                  John R. Alchin                          TCI Ventures Five, Inc.
                                                      (Co-Principal Financial Officer)


                /s/ DAVID L. COHEN                       Executive Vice President;        March 31, 2003
 ------------------------------------------------               Director --
                  David L. Cohen                          TCI Ventures Five, Inc.


               /s/ ARTHUR R. BLOCK                   Senior Vice President; Secretary;    March 31, 2003
 ------------------------------------------------               Director --
                 Arthur R. Block                          TCI Ventures Five, Inc.


              /s/ LAWRENCE J. SALVA                       Senior Vice President --        March 31, 2003
 ------------------------------------------------         TCI Ventures Five, Inc.
                Lawrence J. Salva                      (Principal Accounting Officer)

                                 CERTIFICATIONS

     I, Brian L. Roberts, certify that:

     1. I have reviewed this annual report on Form 10-K of American Cable TV Investors 5, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ BRIAN L. ROBERTS
---------------------------------------------------------
Name: Brian L. Roberts
Chairman

                                 CERTIFICATIONS

     I, Lawrence S. Smith, certify that:

     1. I have reviewed this annual report on Form 10-K of American Cable TV Investors 5, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ LAWRENCE S. SMITH
---------------------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

                                 CERTIFICATIONS

     I, John R. Alchin, certify that:

     1. I have reviewed this annual report on Form 10-K of American Cable TV Investors 5, Ltd.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ JOHN R. ALCHIN
---------------------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer