Form 10-Q
period 2003-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2003-05-14
CIK 810963

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE QUARTER ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b2 of the Exchange Act).  Yes [ ]     No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                   FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
PART I.   FINANCIAL INFORMATION
          ITEM 1.  Financial Statements
                   Balance Sheets as of March 31, 2003 and December 31, 2002
                   (Unaudited).................................................     1
                   Statements of Operations for the Three Months Ended March
                   31, 2003 and 2002 (Unaudited)...............................     2
                   Statements of Cash Flows for the Three Months Ended March
                   31, 2003 and 2002 (Unaudited)...............................     3
                   Notes to Financial Statements (Unaudited)...................     4
          ITEM 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     7
          ITEM 4.  Controls and Procedures.....................................     8
PART II.  OTHER INFORMATION
          ITEM 6.  Exhibits and Reports on Form 8-K............................     9
          SIGNATURES...........................................................    10
          CERTIFICATIONS.......................................................    11

                        PART I -- FINANCIAL INFORMATION

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
                                                               (AMOUNTS IN THOUSANDS)
Assets
Cash and cash equivalents...................................   $ 9,820      $ 9,792
Funds held in escrow........................................       494          494
                                                               -------      -------
                                                               $10,314      $10,286
                                                               =======      =======
Liabilities and Partners' Equity
Unclaimed limited partner distribution checks...............   $   440      $   441
Amounts due to related parties..............................     2,181        2,124
                                                               -------      -------
     Total liabilities......................................     2,621        2,565
                                                               -------      -------
Commitments and contingencies (note 3)
Partners' equity (deficit):
  General partner...........................................    (3,224)      (3,224)
  Limited partners..........................................    10,917       10,945
                                                               -------      -------
     Total partners' equity.................................     7,693        7,721
                                                               -------      -------
                                                               $10,314      $10,286
                                                               =======      =======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (AMOUNTS IN THOUSANDS,
                                                               EXCEPT UNIT AMOUNTS)
General and administrative expenses.........................   $    (57)    $   (144)
Interest income.............................................         29           44
                                                               --------     --------
  Net loss..................................................   $    (28)    $   (100)
                                                               ========     ========
Net loss per limited partnership unit ("Unit")..............   $   (.14)    $   (.50)
                                                               ========     ========
Limited partnership units outstanding.......................    200,005      200,005
                                                               ========     ========

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               2003       2002
                                                              -------    -------
                                                                 (AMOUNTS IN
                                                                  THOUSANDS)
                                                                 (SEE NOTE 3)
Cash flows from operating activities:
  Net loss..................................................  $  (28)    $ (100)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Changes in operating assets and liabilities:
     Increase in unclaimed limited partner checks and
      amounts due to related parties........................      56        149
                                                              ------     ------
     Net cash provided by operating activities..............      28         49
Cash flows from investing activities........................      --         --
Cash flows from financing activities........................      --         --
                                                              ------     ------
  Increase in cash and cash equivalents.....................      28         49
  Cash and cash equivalents:
     Beginning of period....................................   9,792      9,481
                                                              ------     ------
     End of period..........................................  $9,820     $9,530
                                                              ======     ======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PREPARATION

     The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 2003 and its results of operations for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 2002 Annual Report on Form 10-K.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc., a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Cablevision is an indirect subsidiary of Comcast Cable Holdings, LLC ("Comcast Cable Holdings") and is the managing agent of the Partnership. Comcast Cable Holdings is an indirect subsidiary of Comcast Corporation ("Comcast").

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(2) TRANSACTIONS WITH RELATED PARTIES

     The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership reimburses this affiliate for direct out-of-pocket and indirect expenses allocable to the Partnership and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical or other services. Such reimbursements amounted to $9,000 for each of the three months ended March 31, 2003 and 2002.

     Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

(3) CONTINGENCIES

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in "General and Administrative Expenses" in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three months ended March 31, 2003 and 2002, legal fees related to the above lawsuit of $25,000 and $125,000, respectively, have been included in "General and Administrative Expenses" in the accompanying statements of operations.

     On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification for attorneys' fees and costs during the pendency of the lawsuit. On September 16, 2002, plaintiff and the General Partner, Ventures Five, and Comcast (the "TCI Defendants") filed with the court a stipulation by which the TCI Defendants agreed that ACT 5 would not reimburse Comcast for legal fees or expenses of the TCI Defendants unless, at the conclusion of the case, the court authorizes the indemnification payment. The plaintiff withdrew its motion without prejudice.

     On January 31, 2003, the Court denied plaintiff's motion seeking to bar Lehman from recovering indemnification of attorney's fees and costs during the pendency of this lawsuit. As a result, Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and Comcast is entitled to reimbursement by ACT 5 for such indemnification payments.

     Although no assurance can be given as to the outcome of the remaining indemnification matters, based on information currently available to management, ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in "General and Administrative Expenses". From the inception of the lawsuit through March 31, 2003, claims for indemnification have been submitted to ACT 5 totaling approximately $2.1 million. Such amounts are reflected in "Amounts due to related parties" in the accompanying balance sheet at March 31, 2003.

     On October 7, 2002, the defendants and plaintiff filed motions for partial summary judgment with respect to certain of the plaintiff's claims in the above lawsuit. The court has not yet ruled on these motions and they remain pending.

     On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"). Pursuant to the asset purchase agreement, $494,000 of the sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of the indemnification claim. The class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONCLUDED)

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 5 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three months ended March 31, 2003 and 2002 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses decreased $87,000 during the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease is due to legal fees associated with the litigation described in note 5 to the accompanying financial statements. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $15,000 during the three months ended March 31, 2003, as compared to the corresponding prior year period. Such decrease is due to a decrease in interest rates.

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

     On November 2, 1999 a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT
5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the Riverside Sale and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named defendant is Lehman Brothers Inc. ("Lehman"), which provided to ACT 5 a fairness opinion relative to the Riverside Sale. On May 18, 2001, the Court denied the Defendants' motion to dismiss the complaint. A trial date has been set for March 2004. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in "General and Administrative Expenses" in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three months ended March 31, 2003 and 2002, legal fees related to the above lawsuit of $25,000 and $125,000, respectively, have been included in "General and Administrative Expenses" in the accompanying statements of operations.

     On August 1, 2002, the plaintiff in the above lawsuit filed a motion to bar defendants from recovering indemnification for attorneys' fees and costs during the pendency of the lawsuit. On September 16, 2002, plaintiff and the General Partner, Ventures Five, and Comcast (the "TCI Defendants") filed with the court a stipulation by which the TCI Defendants agreed that ACT 5 would not reimburse Comcast for legal fees or expenses of the TCI Defendants unless, at the conclusion of the case, the court authorizes the indemnification payment. The plaintiff withdrew its motion without prejudice.

     On January 31, 2003, the Court denied plaintiff's motion seeking to bar Lehman from recovering indemnification of attorney's fees and costs during the pendency of this lawsuit. As a result, Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and Comcast is entitled to reimbursement by ACT 5 for such indemnification payments.

     Although no assurance can be given as to the outcome of the remaining indemnification matters, based on information currently available to management, ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in "General and Administrative Expenses". From the inception of the lawsuit through March 31, 2003, claims for indemnification have been submitted to ACT 5 totaling approximately $2.1 million. Such amounts are reflected in "Amounts due to related parties" in the accompanying balance sheet at March 31, 2003.

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

     At March 31, 2003, the Partnership had $440,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account which was subsequently closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. Our principal executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within this entity.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     None.

     (b) Reports on Form 8-K filed during the quarter ended March 31, 2003:

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

                                          AMERICAN CABLE TV INVESTORS 5, LTD.
                                          (A Colorado Limited Partnership)

                                          By: IR-TCI PARTNERS V, L.P.,
                                              Its General Partner

                                          By: TCI VENTURES FIVE, INC.,
                                              Its General Partner

                                          By:     /s/ LAWRENCE J. SALVA
                                            ------------------------------------
                                                     Lawrence J. Salva
                                                   Senior Vice President
                                               (Principal Accounting Officer)

Date: May 14, 2002

                                 CERTIFICATIONS

     I, Brian L. Roberts, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Cable TV Investors 5, Ltd.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ BRIAN L. ROBERTS
---------------------------------------------------------
Name: Brian L. Roberts
Chairman
(Principal Executive Officer)

                                 CERTIFICATIONS

     I, Lawrence S. Smith, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Cable TV Investors 5, Ltd.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ LAWRENCE S. SMITH
---------------------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

                                 CERTIFICATIONS

     I, John R. Alchin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Cable TV Investors 5, Ltd.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JOHN R. ALCHIN
---------------------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer