Form 10-Q
period 2003-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2003-08-05
CIK 810963

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

           FOR THE QUARTER ENDED JUNE 30, 2003

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

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                  215-665-1700

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

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 2003
                               TABLE OF CONTENTS

                                                                                  PAGE
                                                                                 NUMBER
                                                                                 ------
PART I.   FINANCIAL INFORMATION
          ITEM 1.  Financial Statements
                   Balance Sheets as of June 30, 2003 and December 31, 2002
                   (Unaudited).................................................     1
                   Statements of Operations for the Three and Six Months Ended
                   June 30, 2003 and 2002 (Unaudited)..........................     2
                   Statements of Cash Flows for the Six Months Ended June 30,
                   2003 and 2002 (Unaudited)...................................     3
                   Notes to Financial Statements (Unaudited)...................     4
          ITEM 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................     6
          ITEM 4.  Controls and Procedures.....................................     6
PART II.  OTHER INFORMATION
          ITEM 1.  Legal Proceedings...........................................     7
          ITEM 6.  Exhibits and Reports on Form 8-K............................     7
          SIGNATURES...........................................................     8

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                              JUNE 30,   DECEMBER 31,
                                                                2003         2002
                                                              --------   ------------
                                                              (AMOUNTS IN THOUSANDS)
Assets
Cash and cash equivalents...................................  $ 9,848      $ 9,792
Funds held in escrow........................................      494          494
                                                              -------      -------
                                                              $10,342      $10,286
                                                              =======      =======
Liabilities and Partners' Equity
Unclaimed limited partner distribution checks...............  $   440      $   441
Amounts due to related parties..............................    2,297        2,124
                                                              -------      -------
     Total liabilities......................................    2,737        2,565
                                                              -------      -------
Contingencies (note 3)
Partners' equity (deficit):
  General partner...........................................   (3,225)      (3,224)
  Limited partners..........................................   10,830       10,945
                                                              -------      -------
     Total partners' equity.................................    7,605        7,721
                                                              -------      -------
                                                              $10,342      $10,286
                                                              =======      =======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     ---------------------   ---------------------
                                                       2003        2002        2003        2002
                                                     ---------   ---------   ---------   ---------
                                                      (AMOUNTS IN THOUSANDS, EXCEPT UNIT AMOUNTS)
General and administrative expenses................  $   (116)   $   (789)   $   (173)   $   (933)
Interest income....................................        28          47          57          91
                                                     --------    --------    --------    --------
  Net loss.........................................  $    (88)   $   (742)   $   (116)   $   (842)
                                                     ========    ========    ========    ========
Net loss per limited partnership unit ("Unit").....  $   (.44)   $  (3.67)   $   (.58)   $  (4.17)
                                                     ========    ========    ========    ========
Limited partnership units outstanding..............   200,005     200,005     200,005     200,005
                                                     ========    ========    ========    ========

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ----------------
                                                               2003      2002
                                                              ------    ------
                                                                (AMOUNTS IN
                                                                 THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $ (116)   $ (842)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Changes in operating assets and liabilities:
       Net change in unclaimed limited partner checks and
        amounts due to related parties......................     172       935
                                                              ------    ------
       Net cash provided by operating activities............      56        93
       Cash and cash equivalents:
          Beginning of period...............................   9,792     9,481
                                                              ------    ------
          End of period.....................................  $9,848    $9,574
                                                              ======    ======

                See accompanying notes to financial statements.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2003
                                  (UNAUDITED)

(1) BASIS OF FINANCIAL STATEMENT PREPARATION

     The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 2003 and its results of operations for the three and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

     These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 2002 Annual Report on Form 10-K.

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc. ("Ventures Five"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Cablevision is an indirect subsidiary of Comcast Cable Holdings, LLC ("Comcast Cable Holdings") and is the managing agent of the Partnership. Comcast Cable Holdings is an indirect subsidiary of Comcast Corporation ("Comcast").

(2) TRANSACTIONS WITH RELATED PARTIES

     The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the three and six months ended June 30, 2003 and 2002, general and administrative expenses in the Partnership's statement of operations includes $9,000, $9,000, $18,000 and $18,000, respectively, related to this agreement.

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

fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three and six months ended June 30, 2003 and 2002, legal fees related to the above lawsuit of $16,000, $639,000, $41,000 and $764,000, respectively, have been included in general and administrative expenses in the accompanying statements of operations.

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

     On October 7, 2002, the TCI Defendants and plaintiff filed motions for partial summary judgment with respect to certain of the plaintiff's claims in the above lawsuit. The court has not yet ruled on these motions and they remain pending.

     On January 31, 2003, the court denied plaintiff's motion seeking to bar Lehman from recovering indemnification of attorney's fees and costs during the pendency of this lawsuit. As a result, Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and Comcast is entitled to reimbursement by ACT 5 for such indemnification payments.

     Although no assurance can be given as to the outcome of the remaining indemnification matters, based on information currently available to management, ACT 5 believes that the TCI Defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in general and administrative expenses. From the inception of the lawsuit through June 30, 2003, claims for indemnification have been submitted to ACT 5 totaling approximately $2.1 million. Such amounts are reflected in amounts due to related parties in the accompanying balance sheet at June 30, 2003.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

     The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 3 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three and six months ended June 30, 2003 and 2002 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses decreased $673,000 and $760,000 during the three and six months ended June 30, 2003, as compared to the corresponding prior year periods. Such decreases are due to legal fees associated with the litigation described in note 3 to the accompanying financial statements. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $19,000 and $34,000 during the three and six months ended June 30, 2003, as compared to the corresponding prior year periods. Such decreases are due to decreases in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

     Our principal executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                      AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A COLORADO LIMITED PARTNERSHIP)

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Refer to Note 3 to our financial statements included in Item 1 for a discussion of recent developments related to our legal proceedings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits required to be filed by Item 601 of Regulation S-K:

         31   Certifications of Principal Executive Officer and Co-Chief
              Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32   Certification of Principal Executive Officer and Co-Chief
              Financial Officers pursuant to Section 906 of the Sarbanes
              Oxley Act of 2002.

    (b)  Reports on Form 8-K:

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

                                          AMERICAN CABLE TV INVESTORS 5, LTD.
                                          (A Colorado Limited Partnership)

                                          By: IR-TCI PARTNERS V, L.P.,
                                            Its General Partner

                                          By: TCI VENTURES FIVE, INC.
                                              A General Partner

                                          By:     /s/ LAWRENCE J. SALVA
                                            ------------------------------------
                                                     Lawrence J. Salva
                                                   Senior Vice President
                                               (Principal Accounting Officer)

Date: August 5, 2003