Form 10-Q
period 2003-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2003-11-12
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the quarterly period ended

                               SEPTEMBER 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to  __________

                         Commission File Number: 0-16784

                       American Cable TV Investors 5, Ltd.
                Exact name of registrant as specified in charter


         Colorado                                              84-1048934
--------------------------                           ---------------------------
  State of organization                                  I.R.S. employer I.D. #


                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
-------------------------------------------------------------------------------
                      Address of principal executive office

                                 (215) 665-1700
-------------------------------------------------------------------------------
                          Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             Yes  X                               No
                -----                               ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).


             Yes                                  No  X
                -----                               ------

                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                                   FORM 10-Q
                                        QUARTER ENDED SEPTEMBER 30, 2003
                                               TABLE OF CONTENTS
                                                                                                       Page Number
PART I.    FINANCIAL INFORMATION
           ITEM 1.    Financial Statements

                      Balance Sheet as of September 30, 2003 and December 31, 2002 (Unaudited)...............1
                      Statement of Operations for the Three and Nine Months Ended
                      September 30, 2003 and 2002 (Unaudited)................................................2
                      Statement of Cash Flows for the Nine Months Ended
                      September 30, 2003 and 2002 (Unaudited)................................................3
                      Notes to Financial Statements (Unaudited)..............................................4
           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................6
           ITEM 4.    Controls and Procedures................................................................6
PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings......................................................................7
           ITEM 6.    Exhibits and Reports on Form 8-K.......................................................7
           SIGNATURES........................................................................................8
                                            ___________________________________

                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                        (A Colorado Limited Partnership)

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                 BALANCE SHEET
                                                  (Unaudited)


                                                                        September 30,           December 31,
                                                                            2003                    2002
                                                                       ---------------         ---------------
                                                                               (Amounts in thousands)
Assets
Cash and cash equivalents............................................          $ 9,872                  $9,792
Funds held in escrow.................................................              494                     494
                                                                       ---------------         ---------------

                                                                               $10,366                 $10,286
                                                                       ===============         ===============


Liabilities and Partners' equity
Unclaimed limited partner distribution checks........................             $440                    $441
Amounts due to related parties.......................................            2,377                   2,124
                                                                       ---------------         ---------------

         Total liabilities...........................................            2,817                   2,565
                                                                       ---------------         ---------------

Contingencies (Note 3)
Partners' equity (deficit):
     General partner.................................................           (3,226)                 (3,224)
     Limited partners................................................           10,775                  10,945
                                                                       ---------------         ---------------

         Total partners' equity......................................            7,549                   7,721
                                                                       ---------------         ---------------

                                                                               $10,366                 $10,286
                                                                       ===============         ===============









                                See accompanying notes to financial statements.

                                            AMERICAN CABLE TV INVESTORS 5, LTD.
                                              (A Colorado Limited Partnership)

                                                  STATEMENT OF OPERATIONS
                                                        (Unaudited)


                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                             2003             2002              2003             2002
                                                        --------------    -------------     -------------    -------------
                                                                   (Amounts in thousands, except unit amounts)
General and administrative expenses.....................        $  (80)          $ (447)           $ (253)        $ (1,380)
Interest income.........................................            24               42                81              133
                                                        --------------    -------------     -------------    -------------

     Net loss...........................................         $ (56)          $ (405)           $ (172)        $ (1,247)
                                                        ==============    =============     =============    =============

Net loss per limited partnership unit ("Unit")..........       $ (0.28)         $ (2.00)           $ (.85)         $ (6.17)
                                                        ==============    =============     =============    =============

Limited partnership units outstanding...................       200,005          200,005           200,005          200,005
                                                        ==============    =============     =============    =============































                                       See accompanying notes to financial statements.


                                          AMERICAN CABLE TV INVESTORS 5, LTD.
                                           (A Colorado Limited Partnership)

                                                STATEMENT OF CASH FLOWS
                                                      (Unaudited)



                                                                                           Nine Months Ended
                                                                                             September 30,

                                                                                       2003                 2002
                                                                                   ------------         -------------
                                                                                         (amounts in thousands)

Cash flows from operating activities:
     Net loss......................................................................      $ (172)             $ (1,247)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Changes in operating assets and liabilities:
              Net change in unclaimed limited partner distribution checks and
              amounts due to related parties.......................................         252                 1,382
                                                                                   ------------         -------------

              Net cash provided by operating activities............................          80                   135

         Cash and cash equivalents:
              Beginning of period..................................................       9,792                 9,481
                                                                                   ------------         -------------

              End of period........................................................     $ 9,872               $ 9,616
                                                                                   ============         =============





























                                 See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Basis of Financial Statement Preparation

         The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 2003 and its results of operations for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

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

(2)      Transactions with Related Parties

         The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the three and nine months ended September 30, 2003 and 2002, general and administrative expenses in the Partnership's statement of operations includes $9,000, $9,000, $27,000 and $27,000, respectively, related to this agreement.

         Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

(3)      Contingencies

         On November 2, 1999, a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the sale of the Partnership's cable television system located in and around Riverside, California (the "Riverside Sale") and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named as a defendant is Lehman Brothers Inc. ("Lehman"), which provided to ACT 5 a fairness opinion relative to the Riverside Sale. On May 18, 2001, the Court denied the Defendants' motion to dismiss the complaint. A trial date has been set for March 2004. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

         Section  21 of the  Partnership  Agreement  provides  that the  General
Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

fees incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three and nine months ended September 30, 2003 and 2002, legal fees related to the above lawsuit of $31,000, $340,000, $72,000 and $1,104,000, respectively, have been included in general and administrative expenses in the accompanying statements of operations.

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

         Although no assurance can be given as to the outcome of the remaining indemnification matters, based on information currently available to management, ACT 5 believes that the TCI Defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in general and administrative expenses. From the inception of the lawsuit through September 30, 2003, claims for indemnification have been submitted to ACT 5 totaling approximately $2.1 million. Such amounts are reflected in amounts due to related parties in the accompanying balance sheet at September 30, 2003.

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

Material Changes in Results of Operations

         The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business.
Pending the resolution of the contingencies described in note 3 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three and nine months ended September 30, 2003 and 2002 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses decreased $367,000 and
$1,127,000 during the three and nine months ended September 30, 2003, as compared to the corresponding prior year periods. Such decreases are due to legal fees associated with the litigation described in note 3 to the accompanying financial statements. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $18,000 and $52,000 during the three and nine months ended September 30, 2003, as compared to the corresponding prior year periods. Such changes are due to fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

         Our principal executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known to them by others within those entities.

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

Item 6. Exhibits and Reports on Form 8-K.

      a) Exhibits required to be filed by Item 601 of Regulation S-K:

              31  Certifications  of  Principal  Executive  Officer and Co-Chief
                  Financial   Officers   pursuant   to   Section   302   of  the
                  Sarbanes-Oxley Act of 2002.

              32  Certification  of  Principal  Executive  Officer and  Co-Chief
                  Financial   Officers   pursuant   to   Section   906   of  the
                  Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K:

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


                                       AMERICAN CABLE TV INVESTORS 5, LTD.
                                       (A Colorado Limited Partnership)


                                       BY:  IR-TCI PARTNERS V, L.P.,
                                            ----------------------------------
                                            Its General Partner

                                       BY:  TCI VENTURES FIVE, INC.
                                            ----------------------------------
                                            A General Partner

                                       By:  /s/ LAWRENCE J. SALVA
                                            ----------------------------------
                                            Lawrence J. Salva
                                            Senior Vice President
                                            (Principal Accounting Officer)


Dated: November 12, 2003