Form 10-K
period 2003-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2004-03-30
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended
                                DECEMBER 31, 2003

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________ to  __________

                         Commission File Number: 0-16784

                       American Cable TV Investors 5, Ltd.
                Exact name of registrant as specified in charter


        Colorado                                       84-1048934
-----------------------                        ------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).


             Yes                                 No  X
                -----                              ------

                                         AMERICAN CABLE TV INVESTORS 5, LTD.
                                            2003 FORM 10-K ANNUAL REPORT
                                                  TABLE OF CONTENTS

                                                       PART I
Item 1   Business...............................................................................................  1
Item 2   Properties...............................................................................................2
Item 3   Legal Proceedings........................................................................................2
Item 4   Submission of Matters to a Vote of Security Holders......................................................3

                                                       PART II
Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters................................3
Item 6   Selected Financial Data..................................................................................3
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations....................5
Item 8   Financial Statements and Supplementary Data..............................................................6
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................16
Item 9A  Controls and Procedures.................................................................................16

                                                      PART III
Item 10  Directors and Executive Officers of the Registrant......................................................16
Item 11  Executive Compensation..................................................................................17
Item 12  Security Ownership of Certain Beneficial Owners and Management..........................................17
Item 13  Certain Relationships and Related Transactions..........................................................17
Item 14  Principal Accounting Fees and Services..................................................................17

                                                       PART IV
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................18
SIGNATURES.......................................................................................................20

     This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I
ITEM 1    BUSINESS

                         GENERAL DEVELOPMENT OF BUSINESS

     American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing and operating cable television systems. The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Cablevision is an indirect subsidiary of Comcast Cable Holdings, LLC (formerly AT&T Broadband, LLC) ("Comcast Cable Holdings"), and is the managing agent of the Partnership. Comcast Cable Holdings is an indirect subsidiary of Comcast Corporation ("Comcast").

     In its public offering that was conducted from May of 1987 to February of 1989, the Partnership sold 200,005 limited partnership units at a price of $500 per unit ("Unit").

     On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sales price of $33,399,000 (the "Riverside Sale"). The Riverside Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley. The franchise agreement authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century would be entitled to all net cash flows generated by the portion of the Riverside System that was subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approved the transfer of the Moreno Franchise Agreement from the Partnership to Century. On December 18, 2001, the City of Moreno Valley approved the transfer of the Moreno Valley Franchise Agreement to Century. The settlement and transfer required a payment of $500,000 from Century to the City of Moreno Valley and releases the Partnership from any liability.

     On December 7, 1999, Comcast Cable Holdings and Century contributed cable television systems to a joint venture (the "Joint Venture") that combined multiple cable television systems in Southern California. The Riverside System was among those systems that was contributed to the Joint Venture by Century. Comcast Cable Holdings has an approximate 25% interest in the Joint Venture, which is managed by Century. Comcast Cable Holdings, through certain of its subsidiaries, owns a 100% ownership interest in IR-TCI.

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 5 to the accompanying financial statements are resolved. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

                  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     Not applicable.

                        NARRATIVE DESCRIPTION OF BUSINESS

     Not meaningful.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Not applicable.

ITEM 2    PROPERTIES

     Not meaningful.

ITEM 3      LEGAL PROCEEDINGS

     City Partnership Co. on behalf of itself and all others similarly situated and derivatively on behalf of American Cable TV Investors 5, Ltd. ("ACT 5"), a Colorado limited partnership, plaintiff v. IR-TCI Partners V, L.P., TCI Ventures Five, Inc., Tele-Communications, Inc., Lehman Brothers, Inc. and Jack Langer, Defendants, and American Cable TV Investors 5, Ltd., a Colorado limited partnership, nominal defendants: On November 2, 1999 this action was filed in the United States District Court for the District of Colorado, Civil Action No. 99-N-2122. The Partnership was served in this action on December 6, 1999. This purported class action and derivative action asserts claims against the Company for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty in connection with the sale of the Riverside System to Century Exchange LLC. Also, named as a defendant is Lehman Brothers, Inc. ("Lehman") which provided to ACT 5 a fairness opinion relative to the Riverside Sale. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. On September 29, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. On May 18, 2001, the Court denied the Defendant's motion to dismiss the complaint. Based upon the limited facts available, management believes that, although no assurance can be given as to the outcome of this action, the ultimate disposition should not have a material adverse effect upon the financial condition of the Partnership.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees of $130,000, $1,131,000 and $402,000 for the years ended December 31, 2003, 2002 and 2001, respectively, incurred by the defendants with respect to the above lawsuit have been reflected in "Selling, General and Administrative Expenses" in the accompanying statements of operations.

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

     On January 31, 2003, the court denied plaintiff's motion seeking to bar Lehman from recovering indemnification of attorney's fees and costs during the pendency of this lawsuit. As a result, Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and Comcast is entitled to reimbursement by ACT 5 for such indemnification payments made to Lehman. In December 2003, ACT 5 made this reimbursement payment to Comcast for approximately $712,000.

     On December 17, 2003, the Court denied Plantiff's and the TCI Defendants' cross motions for summary judgment, except that the Court granted a component of the TCI Defendants' motion when it ruled that Plaintiff cannot maintain a claim under section 14(a) of the Securities Exchange Act of 1934 based on events occurring after the ACT 5 limited partners' December 1998 proxy vote approving the sale of the Riverside cable television system to Century. The Court also denied the Plaintiff's and Defendant's respective motions in limine to preclude certain expert testimony at trial. Additionally, the Court granted in part Lehman's motion for summary judgement, determining that Lehman cannot be held liable for events occurring after the December 1998 proxy vote.

     On December 19, 2003, the Court granted in part Plaintiff's motion for class certification, narrowing the time period of the class to those persons (excluding defendants) who were limited partners of ACT 5 from November 6, 1998 (the date of the Proxy Statement) through December 11, 1998 (the date of the special meeting of limited partners when the proxy vote occurred) relative to Plaintiff's prosecution of its claim for violation of ss. 14(a) of the Securities Exchange Act of 1934.

     Although no assurance can be given as to the outcome of the indemnification matters, based on information currently available to management, ACT 5 believes that the defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in "General and Administrative Expenses". From the inception of the lawsuit through December 31, 2003, claims for indemnification have been submitted to ACT 5 totaling approximately $2.2 million. Such amounts are reflected in amounts due to related parties, net of reimbursements, in the accompanying balance sheet at December 31, 2003.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

     In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 2003, there were approximately 11,217 Unit holders.

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the estimated market value of the underlying net assets of the Partnership.

ITEM 6     SELECTED FINANCIAL DATA

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 2003 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included in Item 8 in this Form 10K):



Summary Balance Sheet Data:
                                                                              December 31,
                                                    -----------------------------------------------------------------
                                                        2003          2002         2001          2000       1999(1)
                                                    ------------   ----------    ---------    ----------   ----------
                                                                          Amounts in thousands
Cash and cash equivalents...........................      $9,184       $9,792       $9,481        $9,240      $49,067
Total assets........................................       9,678       10,286        9,975         9,795       51,457
Partners' equity....................................       7,466        7,721        9,080         9,295       49,306
Units outstanding...................................         200          200          200           200          200


Summary Statement of Operations Data:
                                                                        Years Ended December 31,
                                                    -----------------------------------------------------------------
                                                        2003          2002         2001          2000       1999(1)
                                                    ------------   ----------    ---------    ----------   ----------
                                                              Amounts in thousands, except per Unit amounts
Revenue.............................................  $            $             $            $                $9,456
Operating loss......................................        (360)      (1,527)        (604)         (429)      (1,060)
Interest income.....................................         105          168          389         1,363          982
Gain on sale of cable television systems (2)........                                                  66       20,937
Net earnings (loss).................................        (255)      (1,359)        (215)        1,000       20,859
Net earnings (loss) per Unit........................       (1.26)       (6.73)       (1.06)         4.95       103.25
Distributions per Unit..............................                                                 203

__________
(1) The December 31, 1999 summary balance sheet and summary statement of operations data reflect the effect of the Riverside Sale. As a result of the Riverside Sale, the Partnership's statement of operations for the year ended December 31, 1999 includes eleven months of operating results for the Riverside System. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- General".
(2) The Partnership recorded an adjustment to the gain on the Riverside Sale of $66,000 during the second quarter of 2000.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Partnership has sold substantially all of its cable television assets. As a result, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 5 to the accompanying financial statements are resolved. See "Liquidity and Capital Resources."

Results of Operations

     Pending the resolution of the contingencies described in note 5 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the years ended December 31, 2003 and 2002 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses decreased $1,198,000 during the year ended December 31, 2003, as compared to the corresponding prior year period. Such decrease is primarily due to a reduction in legal activity and related fees pending the 2004 trial date.

     Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $63,000 and $221,000 during the years ended December 31, 2003 and 2002, as compared to the corresponding prior year periods. Such decrease in 2003 and in 2002 is due to a decline in interest rates during the year.

Liquidity and Capital Resources

     At December 31, 2003, the Partnership held cash and cash equivalents of $9,184,000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. See
Note 5 to the accompanying financial statements.

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

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, it is anticipated that legal fees incurred by the defendants with respect to the contingencies described in Note 5 will be paid by ACT 5. As of December 31, 2003, the partnership has recognized an amount payable to the General Partner of approximately $1,772,000 to cover out of pocket costs incurred to defend this lawsuit.

     The claim against the Southern Tennessee Escrow and the above described lawsuit have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

     At December 31, 2003, the Partnership had $440,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account that has been closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

To the Partners of
American Cable TV Investors 5, Ltd.

We have audited the accompanying balance sheet of American Cable TV Investors 5, Ltd. (a Colorado Limited Partnership) (the "Partnership") as of December 31, 2003 and 2002, and the related statements of operations, partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distribution cannot be made in connection with the Partnership's dissolution until the contingencies described in Note 5 are resolved.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 29, 2004

INDEPENDENT AUDITORS' REPORT

The Partners
American Cable TV Investors 5, Ltd.

     We have audited the accompanying balance sheet of American Cable TV Investors 5, Ltd. (a Colorado limited partnership) as of December 31, 2001, and the related statements of operations, partners' equity, and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Cable TV Investors 5, Ltd. as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 2 to the financial statements, the Partnership sold substantially all of its cable television assets and is currently in the process of completing its liquidating distributions.



KPMG LLP

Denver, Colorado
March 25, 2002

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)


BALANCE SHEET
-------------

                                                                        December 31,            December 31,
                                                                            2003                    2002
                                                                       ---------------         ---------------
                                                                               (Amounts in thousands)
Assets
------
Cash and cash equivalents............................................           $9,184                  $9,792
Funds held in escrow.................................................              494                     494
                                                                       ---------------         ---------------

                                                                                $9,678                 $10,286
                                                                       ===============         ===============


Liabilities and Partners' equity
--------------------------------
Unclaimed limited partner distribution checks........................             $440                    $441
Amounts due to related parties.......................................            1,772                   2,124
                                                                       ---------------         ---------------

         Total liabilities...........................................            2,212                   2,565
                                                                       ---------------         ---------------

Contingencies (Note 5)

Partners' equity (deficit):
     General partner.................................................           (3,227)                 (3,224)
     Limited partners................................................           10,693                  10,945
                                                                       ---------------         ---------------

         Total partners' equity......................................            7,466                   7,721
                                                                       ---------------         ---------------

                                                                                $9,678                 $10,286
                                                                       ===============         ===============



See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)


STATEMENT OF OPERATIONS
-----------------------


                                                                                   Year Ended December 31,
                                                                           2003             2002              2001
                                                                       -------------    -------------     -------------
                                                                         (Amounts in thousands, except unit amounts)
General and administrative expenses....................................        ($360)         ($1,527)            ($604)
Interest income........................................................          105              168               389
                                                                       -------------    -------------     -------------

     Net loss..........................................................        ($255)         ($1,359)            ($215)
                                                                       =============    =============     =============

Net loss per limited partnership unit ("Unit").........................       ($1.26)          ($6.73)           ($1.06)
                                                                       =============    =============     =============

Limited partnership units outstanding..................................      200,005          200,005           200,005
                                                                       =============    =============     =============



See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)


STATEMENT OF CASH FLOWS
-----------------------


                                                                                     Year Ended December 31,
                                                                             2003              2002             2001
                                                                         -------------    --------------    -------------
                                                                                      (amounts in thousands)
Cash flows from operating activities:
     Net loss............................................................        ($255)          ($1,359)           ($215)
     Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
         Changes in operating assets and liabilities:
              Net change in unclaimed limited partner distribution
                  checks and amounts due to related parties..............         (353)            1,670              456
                                                                         -------------    --------------    -------------

              Net cash (used in) provided by operating activities........         (608)              311              241

         Cash and cash equivalents:
              Beginning of period........................................        9,792             9,481            9,240
                                                                         -------------    --------------    -------------

              End of period..............................................       $9,184            $9,792           $9,481
                                                                         =============    ==============    =============


See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)


STATEMENTS OF PARTNERS' EQUITY
------------------------------



                                                                            General          Limited
                                                                            Partner          Partners           Total
                                                                         -------------    --------------    -------------
                                                                                      (amounts in thousands)
Balance at January 1, 2001...........................................          ($3,208)          $12,503           $9,295
     Net loss........................................................               (3)             (212)            (215)
                                                                         -------------    --------------    -------------

Balance at December 31, 2001.........................................           (3,211)           12,291            9,080
     Net loss........................................................              (13)           (1,346)          (1,359)
                                                                         -------------    --------------    -------------

Balance at December 31, 2002.........................................           (3,224)           10,945            7,721
     Net loss........................................................               (3)             (252)            (255)
                                                                         -------------    --------------    -------------

Balance at December 31, 2003.........................................          ($3,227)          $10,693           $7,466
                                                                         =============    ==============    =============

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)


1. ORGANIZATION

     American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") is a Colorado limited partnership that was formed in December of 1986 for the purpose of acquiring, developing, and operating cable television systems. The partnership currently has no operations and is expected to be dissolved when the remaining litigation against it is concluded (See Note 5).

     The Partnership's general partner is IR-TCI Partners V, L.P. ("IR-TCI" or the "General Partner"), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc. ("TCIV 5"), a subsidiary of TCI Cablevision Associates, Inc. ("Cablevision"). Cablevision is an indirect subsidiary of Comcast Cable Holdings, LLC ("Comcast Cable Holdings"), and is the managing agent of the partnership. Comcast Cable Holdings is an indirect subsidiary of Comcast Corporation ("Comcast").

     As further described in note 3, the Partnership has sold substantially all of its cable television assets.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Allocation of Net Earnings and Net Losses
     Net earnings and net losses are allocated 99% to ACT 5's limited partners ("Limited Partners") and 1% to the General Partner and distributions of Cash from Operations, Sales or Refinancings (all as defined in the Partnership's limited partnership agreement) are distributed 99% to the Limited Partners and 1% to the General Partner until cumulative distributions to the Limited Partners equal the Limited Partners' aggregate contributions ("Payback"), plus 6% per annum. After the Limited Partners have received distributions equal to Payback plus 6% per annum, the allocations of net earnings, net losses and credits, and distributions of Cash from Operations, Sales or Refinancings shall be 25% to the General Partner and 75% to the Limited Partners. Although ACT 5's distributions of proceeds from the sales of its cable television systems allowed Limited Partners to achieve Payback, distributions did not allow Limited Partners to achieve a 6% return on their aggregate contributions; therefore, amounts will continue to be allocated 99% to the Limited Partners and 1% to the General Partner.

     Cash and Cash Equivalents
     Cash and cash equivalents consist of investments which are readily convertible into cash and have maturities of three months or less at the time of acquisition.

     At  December  31,  2003  and  2002,   $8,810,000   and  $9,419,000  of  the
     Partnership's cash and cash equivalents were invested in money market funds, respectively. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Net Earnings (Loss) Per Unit
     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 2003 was 200,005.

     Income Taxes
     No provision has been made for income tax expense or benefit in the accompanying financial statements as the earnings or losses of the Partnership are reported in the respective income tax returns of the partners.

     Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

     Reclassifications
     Certain reclassifications have been made to the prior years' financial statements to conform to those classifications used in 2003.

3.   ASSET SALES

     On December 7, 1999, the Partnership consummated the sale of its remaining cable television system serving subscribers located in and around Riverside, California (the "Riverside System") to Century Exchange LLC ("Century"), a subsidiary of Adelphia Communications Corporation, for an adjusted sale price of $33,399,000 (the "Riverside Sale"). The Riverside
     Sale was approved by the Limited Partners at a special meeting that occurred on December 11, 1998. In accordance with the terms of the asset purchase agreement relating to the Riverside Sale, $1,500,000 of the sales price was placed in escrow for 180 days in order to satisfy any indemnifiable claims which could be made by Century. On June 5, 2000, the funds held in escrow were released to ACT 5. ACT 5 received interest of $39,000 in conjunction with the release of the funds held in escrow. In connection with the Riverside Sale, Century and the Partnership waived the condition to closing that all required consents be obtained prior to closing the Riverside Sale, as such condition related to the transfer to Century of the franchise agreement between the Partnership and the City of Moreno Valley. The franchise agreement authorizes the Partnership to provide cable television service to subscribers located in and around Moreno Valley, California (the "Moreno Franchise Agreement"). Accordingly, all of the Riverside System's cable television assets other than the Moreno Franchise Agreement were transferred to Century on December 7, 1999. In connection with the Riverside Sale, the Partnership entered into a management agreement with Century pursuant to which Century would be entitled to all net cash flows generated by the portion of the Riverside System that was subject to the Moreno Franchise Agreement until such time as the City of Moreno Valley approved the transfer of the Moreno Franchise Agreement from the Partnership to Century. On February 13, 2001, the City of Moreno Valley passed a resolution indicating that the Partnership, by entering into the management agreement, in effect, transferred the franchise without city approval, thereby causing a material default under the franchise agreement. On December 18, 2001, the City of Moreno Valley approved the transfer of the Moreno Valley Franchise Agreement to Century. The settlement and transfer required a payment of $500,000 from Century and releases the Partnership from any liability.

     As a result of the Riverside Sale, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in note 5 are resolved.

4.   TRANSACTIONS WITH RELATED PARTIES

     The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the years ended December 31, 2003, 2002 and 2001, general and administrative expenses in the Partnership's statement of operations includes $36,000, $36,000 and $36,000, respectively, related to this agreement.

     Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

5.   CONTINGENCIES

     On November 2, 1999, a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner of ACT 5. The lawsuit also names certain affiliates of the General Partner as defendants. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the sale of the Partnership's cable television

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

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

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the years ended December 31, 2003, 2002 and 2001, legal fees related to the above lawsuit of $130,000, $1,131,000 and $402,000, respectively, have been included in general and administrative expenses in the accompanying statements of operations.

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

     On January 31, 2003, the court denied plaintiff's motion seeking to bar Lehman from recovering indemnification of attorney's fees and costs during the pendency of this lawsuit. As a result, Lehman is entitled to indemnification pursuant to the terms of its engagement agreement and Comcast is entitled to reimbursement by ACT 5 for such indemnification payments made to Lehman. In December 2003, ACT 5 made this reimbursement payment to Comcast for approximately $712,000.

     On December 17, 2003, the Court denied Plantiff's and the TCI Defendants' cross motions for summary judgment, except that the Court granted a component of the TCI Defendants' motion when it ruled that Plaintiff cannot maintain a claim under section 14(a) of the Securities Exchange Act of 1934 based on events occurring after the ACT 5 limited partners' December 1998 proxy vote approving the sale of the Riverside cable television system to Century. The Court also denied the Plaintiff's and Defendant's respective motions in limine to preclude certain expert testimony at trial.
     Additionally, the Court granted in part Lehman's motion for summary judgement, determining that Lehman cannot be held liable for events occurring after the December 1998 proxy vote.

     On December 19, 2003, the Court granted in part Plaintiff's motion for class certification, narrowing the time period of the class to those persons (excluding defendants) who were limited partners of ACT 5 from November 6, 1998 (the date of the Proxy Statement) through December 11, 1998 (the date of the special meeting of limited partners when the proxy vote occurred) relative to Plaintiff's prosecution of its claim for violation of ss. 14(a) of the Securities Exchange Act of 1934.

AMERICAN CABLE TV INVESTORS 5, LTD.
-----------------------------------
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Concluded)

     Although no assurance can be given as to the outcome of the remaining indemnification matters, based on information currently available to management, ACT 5 believes that the TCI Defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in general and administrative expenses. From the inception of the lawsuit through December 31, 2003, claims for indemnification have been submitted to ACT 5 totaling approximately $2.2 million. Such amounts are reflected in amounts due to related parties, net of reimbursements, in the accompanying balance sheet at December 31, 2003.

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

6.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                                                                   First     Second      Third       Fourth       Total
                                                                  Quarter    Quarter    Quarter     Quarter       Year
                                                                 ---------  ---------  ---------  ------------  ---------
                                                                                 (Net loss in thousands)
      2003
      ----
      Net loss...................................................     ($28)      ($88)      ($56)      ($83)      ($255)
      Net loss per limited partnership unit......................     (.14)      (.44)      (.28)      (.40)      (1.26)
      Limited partnership units outstanding......................  200,005    200,005    200,005    200,005     200,005

      2002
      ----
      Net loss...................................................    ($100)     ($742)     ($405)     ($112)    ($1,359)
      Net loss per limited partnership unit......................     (.50)     (3.67)     (2.00)      (.56)      (6.73)
      Limited partnership units outstanding......................  200,005    200,005    200,005    200,005     200,005

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A       CONTROLS AND PROCEDURES

     Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

ITEM 10       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

     As of December 31, 2002, the following executive officers and directors of TCIV 5 operate IR-TCI:

Name                                                                            Position
Brian L. Roberts............................     Brian L. Roberts was named Chairman of the General Partner's Board of Directors in November 2002. Mr. Roberts has served as the
                                                 President and as a Director of Comcast for more than five years. As of December 31, 2003, Mr. Roberts has sole voting power over approximately 33 1/3% of the combined voting power of Comcast
                                                 Corporation's two classes of voting common stock. Mr. Roberts is the
                                                 Chief Executive Officer of the General Partner and of Comcast. He
                                                 is also a Director of the Bank of New York. He is 44 years old.

Lawrence S. Smith(1)........................     Lawrence S. Smith was named Executive Vice President and a director of the General Partner in November 2002. Mr. Smith has
                                                 served as an Executive Vice President of Comcast for more than five years. Mr. Smith is the Co-Chief Financial Officer of the General
                                                 Partner and of Comcast. He is 56 years old.

John R. Alchin..............................     John R. Alchin was named Executive Vice President and Treasurer of the General Partner in November 2002. Mr. Alchin was named an
                                                 Executive Vice President of Comcast in January 2000. Prior to that time, he served as a Senior Vice President and Treasurer of Comcast for more than five years. Mr. Alchin is the Co-Chief Financial Officer of the General Partner and of Comcast. He is 55 years old.

David L. Cohen(1)...........................     David L. Cohen joined Comcast in July 2002 as Executive Vice
                                                 President. Prior to that time, he was Partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is a director of the General Partner. He is 48 years old.

Arthur R. Block(1)..........................     Arthur R. Block was named a director of the General Partner's Board of Directors in November 2002. Mr. Block has served as a Senior
                                                 Vice President and General Counsel for Comcast since January 2000.
                                                 Prior to January 2000, Mr. Block served as Vice President and Senior
                                                 Deputy General Counsel of Comcast for more than five years. Mr.
                                                 Block also was named Secretary of Comcast Corporation in
                                                 November 2002. He is 49 years old.

Lawrence J. Salva...........................     Lawrence J. Salva was named Controller of Comcast in November
                                                 2002. Mr. Salva joined Comcast in January 2000 as Senior Vice
                                                 President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and Principal Accounting Officer of the
                                                 General Partner. He is 47 years old.

(1) Directors of TCIV 5 serve until their successors are appointed and qualified.

ITEM 11       EXECUTIVE COMPENSATION

     The Partnership pays no direct compensation to the individuals named above, but instead pays for their services through management and other fees paid to an affiliate of Comcast Cable Holdings. See "Certain Relationships and Related Transactions" below.

ITEM 12       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     No General or Limited Partner of the Partnership owns more than 5% of the Units.

ITEM 13       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under a management agreement with an affiliate of Comcast Cable Holdings, this affiliate is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 2003.

     At December 31, 2003, the Partnership owed $1,772,000 to Comcast Corporation and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.

ITEM 14       PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2003 totaled $20,000 and $16,000, respectively.

Audit-Related and All Other Fees

     There were no other audit-related fees or other services rendered by our principal accountant during the fiscal years ended December 31, 2003 and 2002.

     The Partnership itself has no Board of Directors or Audit Committee. The Audit Committee of the sole indirect shareholder of the General Partner, Comcast Corporation, pre-approves all audit and non-audit services provided by its independent auditors prior to the engagement of the independent auditors with respect to such services including the audit fees of the Partnership.

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Financial Statements

           Included in Part II of this Report:

                                                                                                 Page
                  Independent Auditors' Report......................................................6
                  Balance Sheets, December 31, 2003 and 2002........................................8
                  Statements of Operations, Years ended December 31, 2003,
                    2002 and 2001...................................................................9
                  Statements of Cash Flows, Years ended December 31, 2003,
                    2002 and 2001..................................................................10
                  Statements of Partners' Equity, Years ended December 31,
                    2003, 2002 and 2001............................................................11
                  Notes to Financial Statements, December 31, 2003, 2002 and
                    2001...........................................................................12

     (b) (i)  Financial Statement Schedules

              All schedules are omitted as they are not required or are not applicable.

     (c) Reports on Form 8K:

         None.

     (d) Exhibits

         The following exhibits are incorporated by reference herein (according to the number assigned to them in Item 601 of Regulation S-K), as noted:

         3        Articles of Incorporation and Bylaws:

                  Limited Partnership Agreement, incorporated by reference to Exhibit A to Prospectus filed pursuant to Rule 424(b) as part of Registration Statement 33-12064.

                  Limited Partnership Agreement of General Partner, incorporated by reference to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987 (Commission File Number 0-16784).

         10       Material Contracts:

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


                                       AMERICAN CABLE TV INVESTORS 5, LTD.
                                       (A Colorado Limited Partnership)


                                       BY:  IR-TCI PARTNERS V, L.P.,
                                            ----------------------------------
                                            Its General Partner

                                       BY:  TCI VENTURES FIVE, INC.
                                            ----------------------------------
                                            A General Partner

                                       By:  /s/ Brian L. Roberts
                                            ----------------------------------
                                            Brian L. Roberts
Dated: March 30, 2004                       Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                    By:   /s/ Brian L. Roberts
                                          --------------------------------------
                                          Brian L. Roberts
                                          Chairman
                                          TCI Ventures Five, Inc.
Dated: March 30, 2004                     (Principal Executive Officer)

                                    By:   /s/ Lawrence S. Smith
                                          --------------------------------------
                                          Lawrence S. Smith
                                          Executive Vice President; Director
                                          TCI Ventures Five, Inc.
Dated: March 30, 2004                     (Co-Principal Financial Officer)

                                    By:   /s/ John R. Alchin
                                          --------------------------------------
                                          John R. Alchin
                                          Executive Vice President; Treasurer
                                          TCI Ventures Five, Inc.
Dated: March 30, 2004                     (Co-Principal Financial Officer)

                                    By:   /s/ David L. Cohen
                                          --------------------------------------
                                          David L. Cohen
                                          Executive Vice President; Director
Dated: March 30, 2004                     TCI Ventures Five, Inc.

                                    By:   /s/ Arthur R. Block
                                          --------------------------------------
                                          Arthur R. Block
                                          Senior Vice President; Secretary;
                                          Director
Dated: March 30, 2004                     TCI Ventures Five, Inc.

                                    By:   /s/ Lawrence J. Salva
                                          --------------------------------------
                                          Lawrence J. Salva
                                          Senior Vice President
                                          TCI Ventures Five, Inc.
Dated: March 30, 2004                     (Principal Accounting Officer)