Form 10-Q
period 2004-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2004-05-14
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                 MARCH 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______ to _____

                         Commission File Number: 0-16784

                       American Cable TV Investors 5, Ltd.
                Exact name of registrant as specified in charter

                  Colorado                                84-1048934
       ------------------------------            ----------------------------
           State of organization                    I.R.S. employer I.D. #


                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
                      Address of principal executive office

                                 (215) 665-1700
--------------------------------------------------------------------------------
                          Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

             Yes  X                                                  No
                -----                                                   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

             Yes                                                     No  X
                -----                                                   -----




                       AMERICAN CABLE TV INVESTORS 5, LTD.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

                                                                                                       Page Number
PART I.    FINANCIAL INFORMATION                                                                       -----------

           ITEM 1.    Financial Statements

                      Balance Sheet as of March 31, 2004 and December 31, 2003 (Unaudited)...................1

                      Statement of Operations for the Three Months Ended
                      March 31, 2004 and 2003 (Unaudited)....................................................2

                      Statement of Cash Flows for the Three Months Ended
                      March 31, 2004 and 2003 (Unaudited)....................................................3

                      Notes to Financial Statements (Unaudited)..............................................4

            ITEM 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..............................................................7

           ITEM 4.    Controls and Procedures................................................................7

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings......................................................................8

           ITEM 6.    Exhibits and Reports on Form 8-K.......................................................8

           SIGNATURES .......................................................................................9


                                                       -----------------------------------



                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                   (Unaudited)

                                                   March 31,     December 31,
                                                     2004           2003
                                                   --------       --------
                                                    (Amounts in thousands)
Assets
Cash and cash equivalents ...................      $  9,205       $  9,184
Funds held in escrow ........................           494            494
                                                   --------       --------

                                                   $  9,699       $  9,678
                                                   ========       ========

Liabilities and Partners' equity
Unclaimed limited partner distribution checks           440            440
Amounts due to related parties ..............         1,847          1,772
                                                   --------       --------

         Total liabilities ..................         2,287          2,212
                                                   --------       --------

Contingencies (Note 3)

Partners' equity (deficit):
     General partner ........................        (3,227)        (3,227)
     Limited partners .......................        10,639         10,693
                                                   --------       --------

         Total partners' equity .............         7,412          7,466
                                                   --------       --------

                                                   $  9,699       $  9,678
                                                   ========       ========


                 See accompanying notes to financial statements.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                              2004            2003
                                           ---------       ---------
                                             (Amounts in thousands,
                                            except per unit amounts)

General and administrative expenses .      ($     75)      ($     57)
Interest income .....................             21              29
                                           ---------       ---------

     Net loss .......................      ($     54)      ($     28)
                                           =========       =========


Net loss per limited partnership unit      ($    .27)      ($    .14)
                                           =========       =========

Limited partnership units outstanding        200,005         200,005
                                           =========       =========



                 See accompanying notes to financial statements.


                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                     Three Months Ended
                                                                                         March 31,
                                                                                     2004          2003
                                                                                   -------       -------
                                                                                   (amounts in thousands)

Cash flows from operating activities:
     Net loss ...............................................................      ($   54)      ($   28)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Changes in operating assets and liabilities:
              Net change in unclaimed limited partner distribution checks and
                  amounts due to related parties ............................           75            56
                                                                                   -------       -------

              Net cash provided by operating activities .....................           21            28

         Cash and cash equivalents:
              Beginning of period ...........................................        9,184         9,792
                                                                                   -------       -------

              End of period .................................................      $ 9,205       $ 9,820
                                                                                   =======       =======



                See accompanying notes to financial statements.


                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 2004 and its results of operations for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

2. TRANSACTIONS WITH RELATED PARTIES

The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the three months ended March 31, 2004 and 2003, general and administrative expenses in the Partnership's statement of operations include $9,000 related to this agreement.

Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

3. CONTINGENCIES

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

Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General
Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


months ended March 31, 2004 and 2003, legal fees related to the above lawsuit of
$32,000  and  $25,000,   respectively,   have  been   included  in  general  and
administrative expenses in the accompanying statements of operations.

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

Plaintiff has agreed in principle to a settlement of all claims against the three TCI Defendants (but not its claims against the remaining Defendant, Lehman Brothers, Inc.) for $3.75 million, plus the TCI Defendants' waiver of their claims against ACT 5 for reimbursement of their legal expenses in the Action. Through February 2004, the three TCI Defendants incurred approximately $1.3 million in attorneys' fees and other costs.

On March 24, 2004, Plaintiff and the TCI Defendants filed in the Action the proposed settlement agreement, a notice of the settlement to the ACT 5 Class Members and Limited Partners, and a motion seeking court approval of the settlement. Under the proposed settlement agreement, plaintiff will continue to pursue, on behalf of the Class and Limited Partners, its claims against Lehman, which will continue to receive reimbursement of its defense fees and costs pursuant to Lehman's engagement letter with ACT 5 and the Court's January 31, 2003 order, unless that order is modified. If Plaintiff proceeds to trial against Lehman, depending on the outcome of the case, ACT 5 may continue to be liable for Lehman's future attorneys' fees and defense costs. Plaintiff will be limited in collecting on any judgment against Lehman to an amount of not more than: (a) $3,750,000, plus (b) the total amount previously or hereafter paid to Lehman by ACT 5 as reimbursement for Lehman's attorneys' fees and costs pursuant to its engagement letter, the Court's January 31, 2004 order, or otherwise. Further, Plaintiff cannot collect on any judgment against Lehman unless the Court specifically determines that, as to the amount to be collected: (a) Lehman's liability to the Class and/or the Limited Partners resulted directly from Lehman's gross negligence, bad faith, and/or willful misconduct, or (b) Lehman otherwise is not entitled to indemnification or reimbursement from, and/or the other protections from liability to, ACT 5 pursuant to the engagement letter or otherwise.

On April 23, 2004, Lehman filed an objection to the proposed settlement, contending that under its engagement letter,

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Plaintiff, acting in its derivative capacity, cannot settle the Litigation without providing to Lehman a full and unconditional release of Plaintiff's claims against it. Plaintiff and the TCI Defendants filed responses to Lehman's opposition to the proposed settlement, contending that no basis exists for Lehman's opposition. The motion is still pending. The finality of the settlement is dependent on Court approval, without which the settlement will be canceled. A hearing has been set for May 18, 2004 on the motion to approve the proposed settlement.

Although no assurance can be given as to the outcome of the remaining indemnification matters, based on information currently available to management, ACT 5 believes that the TCI Defendants are entitled to indemnification pursuant to the terms of the Partnership Agreement. Accordingly, management of ACT 5 intends to continue to reflect covered expenses in general and administrative expenses. From the inception of the lawsuit through March 31, 2004, claims for indemnification have been submitted to ACT 5 totaling approximately $2.2 million. Such amounts are reflected in amounts due to related parties in the accompanying balance sheet at March 31, 2004.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2003.

Material Changes in Results of Operations

The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 3 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three months ended March 31, 2004 and 2003 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses increased $19,000 during the three months ended March 31, 2004, as compared to the corresponding prior year period. Such increases are due to legal fees associated with the litigation described in note 3 to the accompanying financial statements and audit fees. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $8,000 during the three months ended March 31, 2004, as compared to the corresponding prior year period. Such changes are due to fluctuations in interest rates.

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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

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

Item 6.  Exhibits and Reports on Form 8-K.

      a) Exhibits required to be filed by Item 601 of Regulation S-K:

          31 Certifications of Principal Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32 Certifications of Principal Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


Dated: May 14, 2004