Form 10-Q
period 2004-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2004-08-12
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended

                                  JUNE 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from __________ to  __________

                         Commission File Number: 0-16784

                       American Cable TV Investors 5, Ltd.
                Exact name of registrant as specified in charter

              Colorado                                 84-1048934
    ----------------------------             -----------------------------
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

                Yes                                  No  X

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS




                                                                                                       Page Number
                                                                                                       -----------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Balance Sheet as of June 30, 2004 and December 31, 2003 (Unaudited)....................1

                      Statement of Operations for the Three and Six Months Ended
                      June 30, 2004 and 2003 (Unaudited).....................................................2

                      Statement of Cash Flows for the Six Months Ended
                      June 30, 2004 and 2003 (Unaudited).....................................................3

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

           ITEM 4.    Controls and Procedures................................................................6

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings......................................................................7

           ITEM 6.    Exhibits and Reports on Form 8-K.......................................................7

           SIGNATURES .......................................................................................8


                                          ___________________________________






                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

PART I     FINANCIAL INFORMATION
------     ---------------------

ITEM 1.    FINANCIAL STATEMENTS

                                  BALANCE SHEET
                                   (Unaudited)

                                                                          June 30,              December 31,
                                                                            2004                    2003
                                                                       ----------------        ----------------
                                                                               (Amounts in thousands)
 Assets
 ------
 Cash and cash equivalents............................................          $9,227                  $9,184
 Funds held in escrow.................................................             494                     494
                                                                       ----------------        ----------------

                                                                                $9,721                  $9,678
                                                                       ================        ================

 Liabilities and Partners' equity
 --------------------------------
 Unclaimed limited partner distribution checks........................             440                     440
 Amounts due to related parties.......................................             847                   1,772
                                                                       ----------------        ----------------

          Total liabilities...........................................           1,287                   2,212
                                                                       ----------------        ----------------

 Contingencies (Note 3)

 Partners' equity (deficit):
      General partner.................................................          (1,833)                 (3,227)
      Limited partners................................................          10,267                  10,693
                                                                       ----------------        ----------------

          Total partners' equity......................................           8,434                   7,466
                                                                       ----------------        ----------------

                                                                                $9,721                  $9,678
                                                                       ================        ================


                              See accompanying notes to financial statements.


                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                             STATEMENT OF OPERATIONS
                                   (Unaudited)




                                                          Three Months Ended                 Six Months Ended
                                                               June 30,                          June 30,
                                                         2004             2003             2004            2003
                                                     -------------      ----------       ----------      ----------
                                                       (Amounts in thousands, except unit and per unit amounts)

 General and administrative expenses................        ($397)          ($116)           ($472)          ($173)
 Interest income....................................           22              28               43              57
                                                     -------------      ----------       ----------      ----------

      Net loss......................................        ($375)           ($88)           ($429)          ($116)
                                                     -------------      ----------       ----------      ----------


 Allocation of Net Loss:
      General Partner...............................          ($4)            ($1)             ($4)            ($1)
                                                     =============      ==========       ==========      ==========

      Limited Partners..............................        ($371)           ($87)           ($425)          ($115)
                                                     =============      ==========       ==========      ==========

 Net loss per limited partnership unit..............       ($1.86)          ($.44)          ($2.13)          ($.58)
                                                     =============      ==========       ==========      ==========

 Limited partnership units outstanding..............      200,005         200,005          200,005         200,005
                                                     =============      ==========       ==========      ==========


                                   See accompanying notes to financial statements.






                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                       2004                  2003
                                                                                   -------------         -------------
                                                                                         (amounts in thousands)

 Cash flows from operating activities:
      Net loss.....................................................................       ($429)                ($116)
      Adjustments to reconcile net loss to net cash provided by operating activities:
          Changes in operating assets and liabilities:
               Net change in unclaimed limited partner distribution checks and
                   amounts due to related parties..................................         472                   172
                                                                                   -------------         -------------

               Net cash provided by operating activities...........................          43                    56

          Cash and cash equivalents:
               Beginning of period.................................................       9,184                 9,792
                                                                                   -------------         -------------

               End of period.......................................................      $9,227                $9,848
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



                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 2004 and its results of operations for the three and six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES

The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the three and six months ended June 30, 2004, general and administrative expenses in the Partnership's statement of operations include $9,000 and $18,000, respectively, related to this agreement. During the three and six months ended June 30, 2003, general and administrative expenses in the Partnership's statement of operations include $9,000 and $18,000, respectively, related to this agreement.

Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

3. CONTINGENCIES

On November 2, 1999, a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner (and certain affiliates of the General Partner) of ACT 5. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the sale of the Partnership's cable television system located in and around Riverside, California (the "Riverside Sale") and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named as a defendant is Lehman Brothers Inc. ("Lehman"), which provided to ACT 5 a fairness opinion relative to the Riverside Sale.

Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal fees and costs incurred as a result of its rendering of services in connection with the fairness opinion. The General
Partner and its affiliates and Lehman each submitted a demand for indemnification. Consequently, legal fees and costs incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three and six months ended June 30, 2004, legal fees and costs related to the above lawsuit of $359,000 and $392,000,

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


respectively, have been so included in general and administrative expenses. For the three and six months ended June 30, 2003, legal fees and costs related to the above lawsuit of $16,000 and $41,000, respectively, have been so included in general and administrative expenses.

In March 2004, plaintiff agreed in principle to a settlement of all claims against all defendants (other than Lehman) for $3,750,000, plus the defendants' waiver of their claims against ACT 5 for reimbursement of their legal expenses. Through June 2004, the three TCI Defendants incurred approximately $1.4 million in attorneys' fees and other costs. As a result of the settlement, the amounts incurred by the settling defendants have been treated as a capital contribution as of May 19, 2004, decreasing amounts due to affiliates. This transaction is considered a non-cash financing activity in the accompanying statement of cash flows as of June 30, 2004.

Under the settlement agreement, plaintiff will continue to pursue its claims against Lehman, which will continue to receive reimbursement of its legal fees and costs from ACT 5. Plaintiff will be limited in collecting on any judgment against Lehman to an amount of not more than: (a) $3,750,000, plus (b) the total amount previously or hereafter paid to Lehman by ACT 5 as reimbursement for Lehman's legal fees and costs. Further, plaintiff cannot collect on any judgment against Lehman unless the Court specifically determines that, as to the amount to be collected: (a) Lehman's liability resulted directly from Lehman's gross negligence, bad faith and/or willful misconduct, or (b) Lehman otherwise is not entitled to indemnification or reimbursement from, and/or the other protections from liability to, ACT 5 pursuant to the engagement letter or otherwise.

On May 19, 2004, the Court entered an order approving the proposed settlement.

On June 28, 2004, the Court awarded plaintiff's counsel $1,012,500 in attorneys' fees, in addition to its earlier award of $271,603 in costs, which amounts will reduce the $3,750,000 settlement sum to be paid by the settling defendants, thereby diminishing the recovery by certain Limited Partners.

Plaintiff is continuing to pursue its separate claims against Lehman. A trial is scheduled to begin in the fall of 2004. Under the settlement agreement as approved by the Court, ACT 5 will continue to be responsible to reimburse Lehman for its legal fees and costs incurred in the defense of the litigation. If, however, plaintiff prevails on its claims against Lehman, ACT 5 may obtain reimbursement from Lehman for certain or all of the legal fees and costs previously and hereafter paid by ACT 5 on Lehman Brothers' behalf. From the inception of the lawsuit through June 30, 2004, ACT 5 has incurred legal fees related to Lehman totaling approximately $1 million.

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

The claim in the litigation against Lehman and the claim against the Southern Tennessee Escrow have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

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

Material Changes in Results of Operations

The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 3 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three and six months ended June 30, 2004 and 2003 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses increased $281,000 and $299,000 during the three and six months ended June 30, 2004, as compared to the corresponding prior year periods. Such increases are due to legal fees associated with the litigation described in note 3 to the accompanying financial statements and audit fees. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income decreased $6,000 and $14,000 during the three and six months ended June 30, 2004, as compared to the corresponding prior year periods. Such changes are due to fluctuations in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective to ensure that material information relating to us would be made known to them by others within those entities.

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


                     AMERICAN CABLE TV INVESTORS 5, LTD.
                     (A Colorado Limited Partnership)


                     BY:  IR-TCI PARTNERS V, L.P.,
                          -----------------------------------------------------
                          Its General Partner

                     BY:  TCI VENTURES FIVE, INC.
                          -----------------------------------------------------
                          A General Partner

                     By:  /s/ LAWRENCE J. SALVA
                          -----------------------------------------------------
                          Lawrence J. Salva
                          Senior Vice President
                          (Principal Accounting Officer)


Dated: August 12, 2004