Form 10-Q
period 2004-09-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2004-11-15
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended

                               SEPTEMBER 30, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from __________ to  __________

                         Commission File Number: 0-16784

                       American Cable TV Investors 5, Ltd.
                Exact name of registrant as specified in charter

          Colorado                                         84-1048934
   ------------------------                          ----------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

             Yes  X                              No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).

             Yes                                 No  X

                                        AMERICAN CABLE TV INVESTORS 5, LTD.
                                                     FORM 10-Q
                                          QUARTER ENDED SEPTEMBER 30, 2004
                                                 TABLE OF CONTENTS

                                                                                                       Page Number
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements
                      Balance Sheet as of September 30, 2004 and December 31, 2003 (Unaudited)...............1

                      Statement of Operations for the Three and Nine Months Ended
                      September 30, 2004 and 2003 (Unaudited)................................................2

                      Statement of Cash Flows for the Nine Months Ended
                      September 30, 2004 and 2003 (Unaudited)................................................3

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

           ITEM 4.    Controls and Procedures................................................................6

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings......................................................................7

           ITEM 6.    Exhibits...............................................................................7

           SIGNATURES .......................................................................................8


                                             ___________________________________

                                       AMERICAN CABLE TV INVESTORS 5, LTD.
                                        (A Colorado Limited Partnership)

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                  BALANCE SHEET
                                                   (Unaudited)

                                                                        September 30,           December 31,
                                                                            2004                    2003
                                                                       ----------------        ----------------
                                                                               (Amounts in thousands)
 Assets
 Cash and cash equivalents............................................          $9,258                  $9,184
 Funds held in escrow.................................................             494                     494
                                                                       ----------------        ----------------

                                                                                $9,752                  $9,678
                                                                       ================        ================

 Liabilities and Partners' equity
 Unclaimed limited partner distribution checks........................             440                     440
 Amounts due to related parties.......................................           1,036                   1,772
                                                                       ----------------        ----------------

          Total liabilities...........................................           1,476                   2,212
                                                                       ----------------        ----------------

 Contingencies (Note 3)

 Partners' equity (deficit):
      General partner.................................................          (1,835)                 (3,227)
      Limited partners................................................          10,111                  10,693
                                                                       ----------------        ----------------

          Total partners' equity......................................           8,276                   7,466
                                                                       ----------------        ----------------

                                                                                $9,752                  $9,678
                                                                       ================        ================


                                 See accompanying notes to financial statements.

                                         AMERICAN CABLE TV INVESTORS 5, LTD.
                                          (A Colorado Limited Partnership)

                                               STATEMENT OF OPERATIONS
                                                     (Unaudited)

                                                          Three Months Ended                 Nine Months Ended
                                                            September 30,                      September 30,
                                                         2004             2003             2004            2003
                                                     -------------      ----------       ----------      ----------
                                                       (Amounts in thousands, except unit and per unit amounts)

 General and administrative expenses................        ($189)           ($80)           ($661)          ($253)
 Interest income....................................           31              24               74              81
                                                     -------------      ----------       ----------      ----------

      Net loss......................................        ($158)           ($56)           ($587)          ($172)
                                                     -------------      ----------       ----------      ----------


 Allocation of Net Loss:
      General Partner...............................          ($2)            ($1)             ($6)            ($2)
                                                     =============      ==========       ==========      ==========

      Limited Partners..............................        ($156)           ($55)           ($581)          ($170)
                                                     =============      ==========       ==========      ==========

 Net loss per limited partnership unit..............       ($0.78)         ($0.28)          ($2.91)         ($0.85)
                                                     =============      ==========       ==========      ==========

 Limited partnership units outstanding..............      200,005         200,005          200,005         200,005
                                                     =============      ==========       ==========      ==========



                                   See accompanying notes to financial statements.

                                          AMERICAN CABLE TV INVESTORS 5, LTD.
                                            (A Colorado Limited Partnership)

                                                STATEMENT OF CASH FLOWS
                                                      (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       2004                  2003
                                                                                   -------------         -------------
                                                                                         (amounts in thousands)
 Cash flows from operating activities:
      Net loss.....................................................................       ($587)                ($172)
      Adjustments to reconcile net loss to net cash provided by
       operating activities:
          Changes in operating assets and liabilities:
               Net change in unclaimed limited partner distribution checks and
                   amounts due to related parties..................................         661                   252
                                                                                   -------------         -------------

               Net cash provided by operating activities...........................          74                    80

          Cash and cash equivalents:
               Beginning of period.................................................       9,184                 9,792
                                                                                   -------------         -------------

               End of period.......................................................      $9,258                $9,872
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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of September 30, 2004 and its results of operations for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

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

2. TRANSACTIONS WITH RELATED PARTIES

The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the three and nine months ended September 30, 2004, general and administrative expenses in the Partnership's statement of operations include $9,000 and $27,000, respectively, related to this agreement. During the three and nine months ended September 30, 2003, general and administrative expenses in the Partnership's statement of operations include $9,000 and $27,000, respectively, related to this agreement.

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

Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal fees and costs incurred as a result of its rendering of services in connection with the fairness opinion. The General
Partner and its affiliates and Lehman each submitted a demand for indemnification. Consequently, legal fees and costs incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three and nine months ended September 30, 2004, legal fees and costs related to the above lawsuit of $164,000 and $556,000,

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


respectively, have been so included in general and administrative expenses. For the three and nine months ended September 30, 2003, legal fees and costs related to the above lawsuit of $31,000 and $72,000, respectively, have been so included in general and administrative expenses.

In March 2004, plaintiff agreed in principle to a settlement of all claims against all defendants (other than Lehman) for $3,750,000, plus the defendants' waiver of their claims against ACT 5 for reimbursement of their legal expenses. Through the settlement date, the three TCI Defendants incurred approximately $1.4 million in attorneys' fees and other costs. As a result of the settlement, the amounts incurred by the settling defendants have been treated as a capital contribution as of May 19, 2004, decreasing amounts due to affiliates. This transaction is considered a non-cash financing activity in the accompanying statement of cash flows as of September 30, 2004.

Under the settlement agreement, plaintiff could continue to pursue its claims against Lehman, which would continue to receive reimbursement of its legal fees and costs from ACT 5. Plaintiff would be limited in collecting on any judgment against Lehman to an amount of not more than: (a) $3,750,000, plus (b) the total amount previously or hereafter paid to Lehman by ACT 5 as reimbursement for Lehman's legal fees and costs. Further, plaintiff could not collect on any judgment against Lehman unless the Court specifically determined that, as to the amount to be collected: (a) Lehman's liability resulted directly from Lehman's gross negligence, bad faith and/or willful misconduct, or (b) Lehman otherwise is not entitled to indemnification or reimbursement under its engagement agreement with ACT 5 or under applicable law.

On May 19, 2004, the Court entered an order approving the proposed settlement.

On June 28, 2004, the Court awarded plaintiff's counsel $1,012,500 in attorneys' fees, in addition to its earlier award of $271,603 in costs, which amounts reduced the $3,750,000 settlement sum to be paid by the settling defendants, thereby diminishing the recovery by certain Limited Partners.

Plaintiff  thereafter  continued to pursue its separate  claims against  Lehman.
Under the settlement agreement as approved by the Court, as well as Lehman's engagement agreement with ACT 5, ACT 5 continued to be responsible to reimburse Lehman for its legal fees and costs incurred in the defense of the litigation. From the inception of the lawsuit through September 30, 2004, ACT 5 has incurred legal fees related to Lehman totaling approximately $1 million.

The trial of plaintiff's claims against Lehman was held in September 2004. On October 27, 2004 the Court issued its judgment in favor of Lehman and dismissed plaintiff's claims against Lehman. The Court also ordered that plaintiff pay Lehman its court costs in an amount to be later determined by the Court.

Under the above described settlement agreement and Lehman's engagement agreement with ACT 5, ACT 5 has incurred, and will continue to incur, obligations to reimburse Lehman for its trial related attorneys' fees, as well as possible future fees if Plaintiff elects to appeal the judgment.

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

Material Changes in Results of Operations

The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 3 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three and nine months ended September 30, 2004 and 2003 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses increased $109,000 and $408,000 during the three and nine months ended September 30, 2004, as compared to the corresponding prior year periods. Such changes are due to legal fees associated with the litigation described in note 3 to the accompanying financial statements and audit fees. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income increased $7,000 during the three months ended and decreased $7,000 during the nine months ended September 30, 2004, as compared to the corresponding prior year periods. Such changes are due to fluctuations in interest rates.

ITEM 4.  CONTROLS AND PROCEDURES

Our principal executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

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


Dated: November 15, 2004