Form 10-K
period 2004-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2005-03-31
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

     [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the fiscal year ended
                                DECEMBER 31, 2004

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from __________ to __________

                         Commission File Number: 0-16784

                       American Cable TV Investors 5, Ltd.
                Exact name of registrant as specified in charter

        Colorado                                         84-1048934
----------------------                             -----------------------
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

         Yes  X                                        No     __

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

         Yes  __                                       No     X

                                         AMERICAN CABLE TV INVESTORS 5, LTD.
                                            2004 FORM 10-K ANNUAL REPORT
                                                  TABLE OF CONTENTS

                                                       PART I
Item 1     Business...............................................................................................1
Item 2     Properties.............................................................................................2
Item 3     Legal Proceedings......................................................................................2
Item 4     Submission of Matters to a Vote of Security Holders....................................................3

                                                       PART II
Item 5     Market for the Registrant's Common Equity and Related Stockholder Matters..............................3
Item 6     Selected Financial Data................................................................................4
Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations..................5
Item 8     Financial Statements and Supplementary Data............................................................6
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................15
Item 9A    Controls and Procedures...............................................................................15

                                                      PART III
Item 10    Directors and Executive Officers of the Registrant....................................................15
Item 11    Executive Compensation................................................................................16
Item 12    Security Ownership of Certain Beneficial Owners and Management........................................16
Item 13    Certain Relationships and Related Transactions........................................................16
Item 14    Principal Accounting Fees and Services................................................................16

                                                       PART IV
Item 15    Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................................17
SIGNATURES ......................................................................................................19


     This Annual Report on Form 10-K is for the year ended December 31, 2004. This Annual Report modifies and supersedes documents filed prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

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

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

     Not applicable.

ITEM 2    PROPERTIES

     Not meaningful.

ITEM 3    LEGAL PROCEEDINGS

     City Partnership Co. on behalf of itself and all others similarly situated and derivatively on behalf of American Cable TV Investors 5, Ltd. ("ACT 5"), a Colorado limited partnership, plaintiff v. IR-TCI Partners V, L.P., TCI Ventures Five, Inc., Tele-Communications, Inc., Lehman Brothers, Inc. and Jack Langer, Defendants, and American Cable TV Investors 5, Ltd., a Colorado limited partnership, nominal defendants: On November 2, 1999 this action was filed in the United States District Court for the District of Colorado, Civil Action No. 99-N-2122. The Partnership was served in this action on December 6, 1999. This purported class action and derivative action asserts claims against the defendants for violations of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 and breach of fiduciary duty in connection with the sale of the Riverside System to Century Exchange LLC. Also, named as a defendant is Lehman Brothers, Inc. ("Lehman") which provided to ACT 5 a fairness opinion relative to the Riverside Sale. On February 10, 2000, the Defendants filed motions to dismiss Plaintiff's complaint. On September 29, 2000, the Court dismissed the Plaintiff's complaint for failing to plead the Federal Securities Act claim properly. On October 13, 2000, the Plaintiff served an amended complaint to the Defendants and on November 13, 2000, Defendants filed motions to dismiss the amended complaint. On May 18, 2001, the Court denied the Defendant's motion to dismiss the complaint.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal expenses incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each have submitted a demand for indemnification. Consequently, legal fees of $945,000, $130,000 and $1,131,000 for the years ended December 31, 2004, 2003 and 2002, respectively, incurred by the defendants with respect to the above lawsuit have been reflected in "General and Administrative Expenses" in the accompanying statements of operations.

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

     Plaintiff thereafter continued to pursue its separate claims against Lehman. Under the settlement agreement as approved by the Court, as well as Lehman's engagement agreement with ACT 5, ACT 5 continued to be responsible to reimburse Lehman for its legal fees and costs incurred in the defense of the litigation. From the inception of the lawsuit through December 31, 2004, ACT 5 has incurred legal fees related to Lehman totaling approximately $1.3 million.

     The trial of plaintiff's claims against Lehman was held in September 2004. On October 27, 2004 the Court issued its judgment in favor of Lehman and dismissed plaintiff's claims against Lehman. The Court also ordered that plaintiff pay Lehman its court costs in an amount to be later determined by the Court.

     On November 24, 2004, Plaintiff filed a notice of appeal of the judgment in favor of Lehman to the Court. On December 16, 2004, Plaintiff and Lehman filed a stipulated withdrawal of the appeal after Lehman and ACT 5 agreed not to pursue a claim against the Plaintiff for costs awarded to Lehman in the judgment. Also on December 16, 2004, the Court granted the motion and dismissed Plaintiff's appeal.

     Under the above described settlement agreement and Lehman's engagement agreement with ACT 5, ACT 5 has incurred obligations to reimburse Lehman for its trial related attorneys' fees. While there may be additional obligations incurred for work accomplished in the litigation by Lehman's counsel, such amounts are not expected to be significant as the case has been dismissed and there is no further appeal.


ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In its public offering that was conducted from May 1987 to February 1989, the Partnership sold 200,005 Units to the public at a price of $500 per Unit. At December 31, 2004, there were approximately 11,217 Unit holders.

     Although the Units are freely transferable, no public trading market for the Units exists. To the extent that an informal or secondary market exists, the Limited Partners may only be able to sell Units at a substantial discount from the Units' proportionate share of the estimated market value of the underlying net assets of the Partnership.

ITEM 6     SELECTED FINANCIAL DATA

     Selected financial data related to the Partnership's financial condition and results of operations for the five years ended December 31, 2004 are summarized as follows (such information should be read in conjunction with the Partnership's financial statements included in Item 8 in this Form 10-K):

Summary Balance Sheet Data:

                                                                              December 31,
                                                    ------------------------------------------------------------------
                                                        2004          2003          2002         2001         2000
                                                    -------------   ----------   -----------  -----------  -----------
                                                                          Amounts in thousands
 Cash and cash equivalents..........................      $9,300       $9,184        $9,792       $9,481       $9,240
 Total assets.......................................       9,794        9,678        10,286        9,975        9,795
 Partners' equity...................................       7,897        7,466         7,721        9,080        9,295
 Units outstanding..................................         200          200           200          200          200


Summary Statement of Operations Data:

                                                                        Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                        2004          2003          2002         2001         2000
                                                    -------------   ----------   -----------  -----------  -----------
                                                              Amounts in thousands, except per Unit amounts

 Net earnings (loss)................................       $(967)       $(255)      $(1,359)       $(215)      $1,000
 Net earnings (loss) per limited partnership unit...       (4.79)       (1.26)        (6.73)       (1.06)        4.95
 Distributions per limited partnership unit.........                                                              203


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

     The Partnership has sold all of its cable television assets. As a result, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distributions cannot be made in connection with the Partnership's dissolution until the contingencies described in Note 5 to the accompanying financial statements are resolved. See "Liquidity and Capital Resources."

Results of Operations

     Pending the resolution of the contingencies described in Note 5 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. Accordingly, the Partnership's results of operations for the years ended December 31, 2004 and 2003 are primarily comprised of general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of costs associated with the administration of the Partnership. The Partnership's G&A expenses increased $724,000 during the year ended December 31, 2004, as compared to the corresponding prior year period. Such increase is primarily due to an increase in legal activity and related fees for the 2004 trial.

     Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income increased $12,000 and decreased $63,000 during the years ended December 31, 2004 and 2003, respectively, as compared to the corresponding prior year periods. Such increase in 2004 and decrease in 2003 is due to an improvement and decline, respectively, in interest rates during each year.

Liquidity and Capital Resources

     At December 31, 2004, the Partnership held cash and cash equivalents of $9,300,000. The Partnership anticipates that it will make liquidating distributions in connection with its dissolution as soon as possible following the final determination and satisfaction of the Partnership's liabilities. See
Note 5 to the accompanying financial statements.

     Pursuant to the asset purchase agreement for the sale of the Southern Tennessee System, $494,000 of the sales price for the Southern Tennessee System was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims for up to one year following consummation of the sale of the Southern Tennessee System. Prior to its release, Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"), the buyer of the Southern Tennessee System, filed a claim against the Southern Tennessee Escrow. Rifkin's claim related to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights to the indemnification claim. The above described class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due to Charter as a result of the terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5. Accrued interest of approximately $121,000 has not yet been recognized by ACT 5 pending final resolution of the claims against the escrow account.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. In this regard, it is anticipated that legal fees incurred by the defendants with respect to the contingencies described in Note 5 will be paid by ACT 5. As of December 31, 2004, the partnership has recognized an amount payable to the General Partner of approximately $840,000 to cover out of pocket costs incurred to defend this lawsuit.

     The claim against the Southern Tennessee Escrow and the above described lawsuit have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

     At December 31, 2004, the Partnership had approximately $440,000 of unclaimed distribution checks payable to certain Limited Partners which were written on a bank account that has been closed. Such checks will either be reissued to such Limited Partners or released to the respective state of such Limited Partners' last known residence upon dissolution of the Partnership.

ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
American Cable TV Investors 5, Ltd.

We have audited the accompanying balance sheet of American Cable TV Investors 5, Ltd. (a Colorado Limited Partnership) (the "Partnership") as of December 31, 2004 and 2003, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3, the Partnership is no longer actively engaged in the cable television business. A final determination of the Partnership's liabilities and any liquidating distribution cannot be made in connection with the Partnership's dissolution until the contingencies described in Note 5 are resolved.




Philadelphia, Pennsylvania
March 23, 2005

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

BALANCE SHEET


                                                                          December 31,           December 31,
                                                                              2004                   2003
                                                                       -------------------     -----------------
                                                                                (Amounts in thousands)
 Assets
 Cash and cash equivalents............................................             $9,300                $9,184
 Funds held in escrow.................................................                494                   494
                                                                       -------------------     -----------------

                                                                                   $9,794                $9,678
                                                                       ===================     =================

 Liabilities and Partners' equity
 Unclaimed limited partner distribution checks........................               $440                  $440
 Amounts due to related parties.......................................              1,457                 1,772
                                                                       -------------------     -----------------

          Total liabilities...........................................              1,897                 2,212
                                                                       -------------------     -----------------

 Contingencies (Note 5)

 Partners' equity (deficit):
      General partner.................................................             (1,839)               (3,227)
      Limited partners................................................              9,736                10,693
                                                                       -------------------     -----------------

          Total partners' equity......................................              7,897                 7,466
                                                                       -------------------     -----------------

                                                                                   $9,794                $9,678
                                                                       ===================     =================



See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

STATEMENT OF OPERATIONS


                                                                                   Year Ended December 31,
                                                                           2004              2003             2002
                                                                       --------------   ---------------   --------------
                                                                         (Amounts in thousands, except unit amounts)
 General and administrative expenses...................................      $(1,084)            $(360)         $(1,527)
 Interest income.......................................................          117               105              168
                                                                       --------------   ---------------   --------------

      Net loss.........................................................        $(967)            $(255)         $(1,359)
                                                                       ==============   ===============   ==============

 Allocation of Net Loss:
      General Partner.................................................           (10)               (3)             (13)
                                                                       ==============   ===============   ==============

      Limited Partners................................................          (957)             (252)          (1,346)
                                                                       ==============   ===============   ==============

 Net loss per limited partnership unit ("Unit")........................       $(4.79)           $(1.26)          $(6.73)
                                                                       ==============   ===============   ==============

 Limited partnership units outstanding.................................      200,005           200,005          200,005
                                                                       ==============   ===============   ==============



See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

STATEMENT OF CASH FLOWS

                                                                                     Year Ended December 31,
                                                                             2004              2003             2002
                                                                         --------------    --------------   --------------
                                                                                      (amounts in thousands)
 Cash flows from operating activities:
      Net loss...........................................................        $(967)            $(255)         $(1,359)
      Adjustments to reconcile net loss to net cash (used in)
        provided by operating activities:
          Changes in operating assets and liabilities:
               Net change in unclaimed limited partner distribution
                   checks and amounts due to related parties.............        1,083              (353)           1,670
                                                                         --------------    --------------   --------------

               Net cash (used in) provided by operating activities.......          116              (608)             311

          Cash and cash equivalents:
               Beginning of period.......................................        9,184             9,792            9,481
                                                                         --------------    --------------   --------------

               End of period.............................................       $9,300            $9,184           $9,792
                                                                         ==============    ==============   ==============



See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

STATEMENT OF PARTNERS' EQUITY


                                                                            General           Limited
                                                                            Partner          Partners           Total
                                                                         --------------    --------------   --------------
                                                                                      (amounts in thousands)

 Balance at January 1, 2002...........................................         ($3,211)          $12,291           $9,080
      Net loss........................................................             (13)           (1,346)          (1,359)
                                                                         --------------    --------------   --------------

 Balance at December 31, 2002.........................................          (3,224)           10,945            7,721
      Net loss........................................................              (3)             (252)            (255)
                                                                         --------------    --------------   --------------

 Balance at December 31, 2003.........................................         ($3,227)          $10,693           $7,466
      Net loss........................................................             (10)             (957)            (967)
      Capital contribution from the General Partner...................           1,398                 -            1,398
                                                                         --------------    --------------   --------------

 Balance at December 31, 2004.........................................         ($1,839)           $9,736           $7,897
                                                                         ==============    ==============   ==============



See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

     As further described in Note 3, the Partnership has sold all of its cable television assets.

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

     At  December  31,  2004  and  2003,   $8,925,000   and  $8,810,000  of  the
     Partnership's cash and cash equivalents were invested in money market funds, respectively. The Partnership is exposed to credit loss in the event of non-performance by the other parties to such financial instruments. However, the Partnership does not anticipate non-performance by the other parties.

     Net Earnings (Loss) Per Unit
     Net earnings (loss) per Unit is calculated by dividing net earnings (loss) attributable to the Limited Partners by the number of Units outstanding during the period. The number of Units outstanding for each of the years in the three-year period ended December 31, 2004 was 200,005.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Continued)

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

4.   TRANSACTIONS WITH RELATED PARTIES

     The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the years ended December 31, 2004, 2003 and 2002, general and administrative expenses in the Partnership's statement of operations includes $36,000, $36,000 and $36,000, respectively, related to this agreement.

     Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

5.   CONTINGENCIES

     On November 2, 1999, a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner (and certain affiliates of the General Partner) of ACT 5. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Continued)

     soliciting limited partner approval of the sale of the Partnership's cable television system located in and around Riverside, California and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named as a defendant is Lehman Brothers Inc. ("Lehman"), which provided to ACT 5 a fairness opinion relative to the Riverside Sale.

     Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal fees and costs incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and its affiliates and Lehman each submitted a demand for indemnification. Consequently, legal fees and costs incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the years ended December 31, 2004, 2003 and 2002, legal fees and costs related to the above lawsuit of $945,000, $130,000 and $1,131,000, respectively, have been so included in general and administrative expenses.

     In March 2004, plaintiff agreed in principle to a settlement of all claims against all defendants (other than Lehman) for $3,750,000, plus the defendants' waiver of their claims against ACT 5 for reimbursement of their legal expenses. Through the settlement date, the three TCI Defendants incurred approximately $1.4 million in attorneys' fees and other costs. As a result of the settlement, the amounts incurred by the settling defendants have been treated as a capital contribution as of May 19, 2004, decreasing amounts due to affiliates. This transaction is considered a non-cash financing activity in the accompanying statement of cash flows as of December 31, 2004.

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

     On June 28, 2004, the Court awarded plaintiff's counsel $1,012,500 in attorneys' fees, in addition to its earlier award of $271,603 in costs, which amounts reduced the $3,750,000 settlement sum to be paid by the settling defendants, thereby diminishing the recovery by [certain] Limited Partners.

     Plaintiff thereafter continued to pursue its separate claims against Lehman. Under the settlement agreement as approved by the Court, as well as Lehman's engagement agreement with ACT 5, ACT 5 continued to be responsible to reimburse Lehman for its legal fees and costs incurred in the defense of the litigation. From the inception of the lawsuit through December 31, 2004, ACT 5 has incurred legal fees related to Lehman totaling approximately $1.3 million.

     The trial of plaintiff's claims against Lehman was held in September 2004. On October 27, 2004 the Court issued its judgment in favor of Lehman and dismissed plaintiff's claims against Lehman. The Court also ordered that plaintiff pay Lehman its court costs in an amount to be later determined by the Court.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (Concluded)



     On November 24, 2004, Plaintiff filed a notice of appeal of the judgment in favor of Lehman to the Court. On December 16, 2004, Plaintiff and Lehman filed a stipulated withdrawal of the appeal after Lehman and ACT 5 agreed not to pursue a claim against the Plaintiff for costs awarded to Lehman in the judgment. Also on December 16, 2004, the Court granted the motion and dismissed Plaintiff's appeal.

     Under the above described settlement agreement and Lehman's engagement agreement with ACT 5, ACT 5 has incurred obligations to reimburse Lehman for its trial related attorneys' fees. While there may be additional obligations incurred for work accomplished in the litigation by Lehman's counsel, the case has been dismissed and there is no further appeal.

     On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"). Pursuant to the asset purchase agreement, $494,000 of the sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of the indemnification claim. The class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5. Accrued interest of $121,000 has not yet been recognized by ACT 5 pending final resolution of the claims against the escrow account.

     The claim in the litigation against Lehman and the claim against the Southern Tennessee Escrow have had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

6.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                    First      Second     Third      Fourth     Total
                                                                   Quarter    Quarter    Quarter    Quarter      Year
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                 (Net loss in thousands)
       2004
       Net (loss) income..........................................     $(54)     $(375)     $(158)     $(380)     $(967)
       Net (loss) income per limited partnership unit.............     (.27)     (1.86)      (.78)     (1.88)     (4.79)
       Limited partnership units outstanding......................  200,005    200,005    200,005    200,005    200,005

       2003
       Net loss...................................................     $(28)      $(88)      $(56)      $(83)     $(255)
       Net loss per limited partnership unit......................     (.14)      (.44)      (.28)      (.40)     (1.26)
       Limited partnership units outstanding......................  200,005    200,005    200,005    200,005    200,005


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

                                    PART III

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

     As of December 31, 2004, the following executive officers and directors of TCIV 5 operate IR-TCI:

Name                                                                            Position
Brian L. Roberts............................     Brian L.  Roberts  was named  Chairman  of the  General  Partner's
                                                 Board of Directors  in November  2002.  Mr.  Roberts has served as the  President  and as a Director  of  Comcast  for more than five years.  As of  December  31,  2003,  Mr.  Roberts  has sole voting power over  approximately  33 1/3% of the combined voting power of
                                                 Comcast  Corporation's  two classes of voting  common  stock.  Mr.
                                                 Roberts  is the Chief  Executive  Officer of the  General  Partner
                                                 and of  Comcast.  He is also a  Director  of the Bank of New York.
                                                 He is 45 years old.

Lawrence S. Smith(1)........................     Lawrence  S.  Smith  was  named  Executive  Vice  President  and a director of the General  Partner in November  2002.  Mr. Smith has
                                                 served as an  Executive  Vice  President  of Comcast for more than five years.  Mr.  Smith is the Co-Chief  Financial  Officer of the
                                                 General Partner and of Comcast. He is 57 years old.

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

David L. Cohen(1)...........................     David L.  Cohen  joined  Comcast  in July 2002 as  Executive  Vice
                                                 President.  Prior to that time,  he was Partner  in, and  Chairman of, the law firm of Ballard  Spahr  Andrews &  Ingersoll,  LLP for more than




                                                 five  years.  Mr.  Cohen is a  director  of the   General  Partner.
                                                 He is 49 years old.

Arthur R. Block(1)..........................     Arthur R.  Block was named a  director  of the  General  Partner's
                                                 Board of  Directors  in November  2002.  Mr. Block has served as a
                                                 Senior  Vice  President  and General  Counsel  for  Comcast  since
                                                 January  2000.  Prior to January  2000,  Mr.  Block served as Vice
                                                 President  and Senior Deputy  General  Counsel of Comcast for more than five years.  Mr.  Block also was named  Secretary  of Comcast
                                                 Corporation in November 2002. He is 50 years old.

Lawrence J. Salva...........................     Lawrence  J. Salva was named  Controller  of  Comcast in  November
                                                 2002.  Mr.  Salva  joined  Comcast in January  2000 as Senior Vice
                                                 President and Chief  Accounting  Officer.  Prior to that time, Mr.
                                                 Salva was a national  accounting  consulting partner in the public accounting  firm of  PricewaterhouseCoopers  for  more  than  five years.  Mr.  Salva  is  a  Senior  Vice  President  and  Principal
                                                 Accounting Officer of the General Partner. He is 48 years old.

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

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Under a management agreement with an affiliate of Comcast Cable Holdings, this affiliate is reimbursed for direct out-of-pocket and indirect expenses allocable to the Partnership, and for certain personnel employed on a full- or part-time basis to perform accounting, marketing, technical, or other services. Such reimbursements aggregated $36,000 in 2004.

     At December 31, 2004, the Partnership owed $1,457,000 to Comcast Corporation and its affiliates. Such amounts are non-interest-bearing and consist of the net effect of cash advances and certain intercompany expense allocations.

ITEM 14    PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

     The aggregate fees billed by Deloitte & Touche LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2004 and 2003 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q for 2004 and 2003 totaled $20,000 and $20,000, respectively.

Audit-Related and All Other Fees

     There were no other audit-related fees or other services rendered by our principal accountant during the fiscal years ended December 31, 2004 and 2003.

     The Partnership itself has no Board of Directors or Audit Committee. The Audit Committee of the sole indirect shareholder of the General Partner, Comcast Corporation, pre-approves all audit and non-audit services provided by its independent auditors prior to the engagement of the independent auditors with respect to such services including the audit fees of the Partnership.

                                     PART IV

ITEM 15 EXHIBITS, FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)   Financial Statements

           Included in Part II of this Report:
                                                                                                 Page
                  Report of Independent Registered Public Accounting Firm...........................6
                  Balance Sheets, December 31, 2004 and 2003........................................7
                  Statements of Operations, Years ended December 31, 2004,
                    2003 and 2002...................................................................8
                  Statements of Cash Flows, Years ended December 31, 2004,
                    2003 and 2002...................................................................9
                  Statements of Partners' Equity, Years ended December 31,
                    2004, 2003 and 2002............................................................10
                  Notes to Financial Statements, December 31, 2004, 2003 and
                    2002...........................................................................11

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

                                  AMERICAN CABLE TV INVESTORS 5, LTD.
                                  (A Colorado Limited Partnership)

                                  BY:  IR-TCI PARTNERS V, L.P.,
                                       -------------------------------------
                                       Its General Partner

                                  BY:  TCI VENTURES FIVE, INC.
                                       -------------------------------------
                                       A General Partner

                                  By:  /s/ Brian L. Roberts
                                       -------------------------------------
                                       Brian L. Roberts
Dated: March 31, 2005                  Chairman

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                  By:   /s/ Brian L. Roberts
                                        ------------------------------------
                                        Brian L. Roberts
                                        Chairman
                                        TCI Ventures Five, Inc.
Dated: March 31, 2005                   (Principal Executive Officer)

                                  By:   /s/ Lawrence S. Smith
                                        ------------------------------------
                                        Lawrence S. Smith
                                        Executive Vice President; Director
                                        TCI Ventures Five, Inc.
Dated: March 31, 2005                   (Co-Principal Financial Officer)

                                  By:   /s/ John R. Alchin
                                        ------------------------------------
                                        John R. Alchin
                                        Executive Vice President; Treasurer
                                        TCI Ventures Five, Inc.
Dated: March 31, 2005                   (Co-Principal Financial Officer)

                                  By:   /s/ David L. Cohen
                                        ------------------------------------
                                        David L. Cohen
                                        Executive Vice President; Director
Dated: March 31, 2005                   TCI Ventures Five, Inc.

                                  By:   /s/ Arthur R. Block
                                        ------------------------------------
                                        Arthur R. Block
                                        Senior Vice President; Secretary;
                                        Director
Dated: March 31, 2005                   TCI Ventures Five, Inc.

                                  By:   /s/ Lawrence J. Salva
                                        ------------------------------------
                                        Lawrence J. Salva
                                        Senior Vice President
                                        TCI Ventures Five, Inc.
Dated: March 31, 2005                   (Principal Accounting Officer)