Form 10-K/A
period 2004-12-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2005-04-29
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
(Mark One)

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

         Yes  __                                       No     X

Explanatory Note


         This Amendment No. 1 to Form 10-K is filed solely to insert a conformed signature to the Report of Independent Registered Public Accounting Firm included in Item 8. The conformed signature inadvertently was omitted from the original filing.




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


/s/ Deloitte & Touche LLP

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


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               AMERICAN CABLE TV INVESTORS 5, LTD.
Date:    April  29, 2005       By:   /s/ Arthur R. Block
                                     -------------------------------------------
                                     Name:   Arthur R. Block
                                     Title:  Senior Vice President and Secretary