Form 10-Q
period 2005-03-31
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2005-05-13
CIK 810963

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended

                                 MARCH 31, 2005

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from __________ to  __________

                         Commission File Number: 0-16784

                       American Cable TV Investors 5, Ltd.
                Exact name of registrant as specified in charter

                 Colorado                                84-1048934
--------------------------------------------------------------------------------
          State of organization                     I.R.S. employer I.D. #

                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
                      Address of principal executive office

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

             Yes                                 No  X

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

                                                                                                       Page Number
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements
                      Balance Sheet as of March 31, 2005 and December 31, 2004 (Unaudited)...................1

                      Statement of Operations for the Three Months Ended
                      March 31, 2005 and 2004 (Unaudited)....................................................2

                      Statement of Cash Flows for the Three Months Ended
                      March 31, 2005 and 2004 (Unaudited)....................................................3

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

           ITEM 4.    Controls and Procedures................................................................7

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings......................................................................8

           ITEM 6.    Exhibits...............................................................................8

           SIGNATURES .......................................................................................9


                                                       -----------------------------------


                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                      -----------------------------------
                                        (A Colorado Limited Partnership)

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                                 BALANCE SHEET
                                                  (Unaudited)

                                                                          March 31,             December 31,
                                                                            2005                    2004
                                                                       ----------------        ----------------
                                                                               (Amounts in thousands)
 Assets
 ------
 Cash and cash equivalents............................................          $9,351                  $9,300
 Funds held in escrow.................................................             494                     494
                                                                       ----------------        ----------------

                                                                                $9,845                  $9,794
                                                                       ================        ================

 Liabilities and Partners' equity
 --------------------------------
 Unclaimed limited partner distribution checks........................             440                     440
 Amounts due to related parties.......................................           1,482                   1,457
                                                                       ----------------        ----------------

          Total liabilities...........................................           1,922                   1,897
                                                                       ----------------        ----------------

 Contingencies (Note 3)

 Partners' equity (deficit):
      General partner.................................................          (1,839)                 (1,839)
      Limited partners................................................           9,762                   9,736
                                                                       ----------------        ----------------

          Total partners' equity......................................           7,923                   7,897
                                                                       ----------------        ----------------

                                                                                $9,845                  $9,794
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

                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                      -----------------------------------
                                        (A Colorado Limited Partnership)

                                            STATEMENT OF OPERATIONS
                                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                            2005                    2004
                                                                       ----------------        ----------------
                                                                               (Amounts in thousands,
                                                                              except per unit amounts)

 General and administrative expenses...............................               ($25)                   ($75)
 Interest income...................................................                 51                      21
                                                                       ----------------        ----------------

      Net income (loss)............................................                $26                    ($54)
                                                                       ================        ================

 Net income (loss) per limited partnership unit....................               $.13                   ($.27)
                                                                       ================        ================

 Limited partnership units outstanding.............................            200,005                 200,005
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

                                      AMERICAN CABLE TV INVESTORS 5, LTD.
                                      -----------------------------------
                                        (A Colorado Limited Partnership)

                                            STATEMENT OF CASH FLOWS
                                                  (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                       2005                  2004
                                                                                   -------------         -------------
                                                                                         (amounts in thousands)

 Cash flows from operating activities:
      Net income (loss)............................................................         $26                  ($54)
      Adjustments to reconcile net income (loss) to net cash provided by operating activities:
          Changes in operating assets and liabilities:
               Net change in amounts due to related parties........................          25                    75
                                                                                   -------------         -------------

               Net cash provided by operating activities...........................          51                    21

          Cash and cash equivalents:
               Beginning of period.................................................       9,300                 9,184
                                                                                   -------------         -------------

               End of period.......................................................      $9,351                $9,205
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

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying financial statements of American Cable TV Investors 5, Ltd. ("ACT 5" or the "Partnership") are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of March 31, 2005 and its results of operations for the three months ended March 31, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership's December 31, 2004 Annual Report on Form 10-K.

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

2. TRANSACTIONS WITH RELATED PARTIES

The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the three months ended March 31, 2005 and 2004, general and administrative expenses in the Partnership's statement of operations include $9,000 related to this agreement.

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

Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal fees and costs incurred as a result of its rendering of services in connection with the fairness opinion. The General
Partner and its affiliates and Lehman each submitted a demand for indemnification. Consequently, legal fees and costs incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three months ended March 31, 2004, legal fees and costs related to the above lawsuit of $32,000 have been so included in general and administrative expenses. Legal expenses for the three months ended March 31, 2005 were not significant.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


In March 2004, plaintiff agreed in principle to a settlement of all claims against the General Partner and affiliates (other than Lehman) for $3,750,000, plus the General Partner and affiliates' waiver of their claims against ACT 5 for reimbursement of their legal expenses. The General Partner of the Partnership agreed to settle the case with the plaintiff with no financial obligation on the part of the Partnership. Therefore no liability or expense has been recognized in the Partnership's financial statements. Through the settlement date, the General Partner and affiliates incurred approximately $1.4 million in attorneys' fees and other costs which had been reflected as general and administrative expenses in the Partnership's financial statements with a corresponding payable to the General Partner. As a result of the settlement, the amounts previously reflected as payable to the General Partner have been treated as a capital contribution as of May 19, 2004, decreasing amounts due to affiliates. As of the March 2004 settlement date, legal expenses of the General Partner and affiliates are no longer recognized as expenses of the Partnership.

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

Plaintiff  thereafter  continued to pursue its separate  claims against  Lehman.
Under the settlement agreement as approved by the Court, as well as Lehman's engagement agreement with ACT 5, ACT 5 continued to be responsible to reimburse Lehman for its legal fees and costs incurred in the defense of the litigation. From the inception of the lawsuit through March 31, 2005, ACT 5 has incurred legal fees related to Lehman totaling approximately $1.3 million.

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

On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester, Tennessee (the "Southern Tennessee System") to Rifkin Acquisition Partners, L.L.L.P. ("Rifkin"). Pursuant to the asset purchase agreement, $494,000 of the sales price was placed in escrow (the "Southern Tennessee Escrow") and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. ("Charter"). In connection with such sale, Charter was assigned the rights of

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


the indemnification claim. The class action lawsuit has been settled and dismissed. The amount of the Southern Tennessee Escrow due Charter as a result of terms of the settlement agreement has not yet been determined. Upon determination of amounts due Charter, the remaining funds in the Southern Tennessee Escrow will be released to ACT 5. Accrued interest of $124,000 has not yet been recognized by ACT 5 pending final resolution of the claims against the Southern Tennessee escrow account.

The claim against the Southern Tennessee Escrow has had and will continue to have the effect of delaying any final liquidating distributions of the Partnership.

                       AMERICAN CABLE TV INVESTORS 5, LTD.
                       -----------------------------------
                        (A Colorado Limited Partnership)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2004.

Material Changes in Results of Operations

The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. Pending the resolution of the contingencies described in note 3 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership's results of operations for the three months ended March 31, 2005 and 2004 include general and administrative ("G&A") expenses and interest income. The Partnership's G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses decreased $50,000 during the three months ended March 31, 2005, as compared to the corresponding prior year period. Such decreases are due to decreased legal activity associated with the litigation described in note 3 to the accompanying financial statements. Interest income relates to interest earned on the Partnership's cash and cash equivalents. Interest income increased $30,000 during the three months ended March 31, 2005, as compared to the corresponding prior year period. Such changes are due to fluctuations in interest rates.

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

Item 6.  Exhibits.

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


                                        AMERICAN CABLE TV INVESTORS 5, LTD.
                                        (A Colorado Limited Partnership)


                                        BY:  IR-TCI PARTNERS V, L.P.
                                             -----------------------------------
                                             Its General Partner

                                        BY:  TCI VENTURES FIVE, INC.
                                             -----------------------------------
                                             A General Partner

                                        By:  /s/ LAWRENCE J. SALVA
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)


Dated: May 13, 2005