Form 10-Q
period 2005-06-30
AMERICAN CABLE TV INVESTORS 5 LTD
filed 2005-08-11
CIK 810963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[x]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended
JUNE 30, 2005

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
Address of principal executive office

(215) 665-1700
Registrant’s telephone number

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

AMERICAN CABLE TV INVESTORS 5, LTD.
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

___________________________________

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BALANCE SHEET
(Unaudited)

	June 30, 2005	December 31, 2004
	(Amounts in thousands)
Assets
Cash and cash equivalents	$9,415	$9,300
Funds held in escrow	610	494
	$10,025	$9,794

Liabilities and Partners’ equity
Unclaimed limited partner distribution checks	440	440
Amounts due to related parties	1,515	1,457
Total liabilities	1,955	1,897

Contingencies (Note 3)

Partners’ equity (deficit):
General partner	(1,837)	(1,839)
Limited partners	9,907	9,736
Total partners’ equity	8,070	7,897

	$10,025	$9,794

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Amounts in thousands, except unit and per unit amounts)

General and administrative expenses	($33)	($397)	($58)	($472)
Interest income	180	22	231	43

Net income (loss)	$147	($375)	$173	($429)

Net income (loss) per limited partnership unit	$.73	($1.86)	$.86	($2.13)

Limited partnership units outstanding	200,005	200,005	200,005	200,005

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$173	($429)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Interest income on funds held in escrow	(116)	-
Net change in amounts due to related parties	58	472

Net cash provided by operating activities	115	43

Cash and cash equivalents:
Beginning of period	9,300	9,184

End of period	$9,415	$9,227

See accompanying notes to financial statements.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF FINANCIAL STATEMENT PREPARATION

The accompanying financial statements of American Cable TV Investors 5, Ltd. (“ACT 5” or the “Partnership”) are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position of the Partnership as of June 30, 2005 and its results of operations for the three and six months ended June 30, 2005 and 2004. The results of operations for the interim periods are not necessarily indicative of the results for the full year.

These financial statements should be read in conjunction with the financial statements and related notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K.

The Partnership’s general partner is IR-TCI Partners V, L.P. (“IR-TCI” or the “General Partner”), a Colorado limited partnership. The general partner of IR-TCI is TCI Ventures Five, Inc. (“Ventures Five”), a subsidiary of TCI Cablevision Associates, Inc. (“Cablevision”). Cablevision is an indirect subsidiary of Comcast Cable Holdings, LLC (“Comcast Cable Holdings”) and is the managing agent of the Partnership. Comcast Cable Holdings is an indirect subsidiary of Comcast Corporation (“Comcast”).

It is anticipated that the Partnership will be dissolved by the end of 2005. Prior to its dissolution, the Partnership will accrue amounts to cover its remaining administrative costs. All cash remaining after such accrual is made will be distributed to the Partnership's partners pursuant to the distribution procedures established by the Partnership's limited partnership agreement. It is expected that all limited partners will receive final distribution checks from the Partnership by the end of 2005.

2.	TRANSACTIONS WITH RELATED PARTIES

The Partnership has a management agreement with an affiliate of Comcast Cable Holdings whereby this affiliate is responsible for performing all services necessary for the management of the Partnership. The Partnership is charged a management fee related to these services. During the three and six months ended June 30, 2005 and 2004, general and administrative expenses in the Partnership’s statement of operations include $9,000 and $18,000, respectively, related to this agreement.

Amounts due to related parties, which represent non-interest-bearing payables to Comcast Cable Holdings and its affiliates, consist of the net effect of cash advances and certain intercompany expense charges.

3.	CONTINGENCIES

On November 2, 1999, a limited partner of ACT 5 filed suit in United States District Court for the District of Colorado against the General Partner (and certain affiliates of the General Partner) of ACT 5. The lawsuit alleges that the defendants violated disclosure requirements under the Securities Exchange Act of 1934 in connection with soliciting limited partner approval of the sale of the Partnership’s cable television system located in and around Riverside, California and that certain defendants breached their fiduciary duty in connection with the Riverside Sale. Also named as a defendant is Lehman Brothers Inc. (“Lehman”), which provided to ACT 5 a fairness opinion relative to the Riverside Sale.

Section 21 of the Partnership Agreement provides that the General Partner and its affiliates, subject to certain conditions set forth in more detail in the Partnership Agreement, are entitled to be indemnified for any liability or loss incurred by them by reason of any act performed or omitted to be performed by them in connection with the business of ACT 5, provided that the General Partner determines, in good faith, that such course of conduct was in the best interests of ACT 5 and did not constitute proven fraud, negligence, breach of fiduciary duty or misconduct. The engagement agreement between ACT 5 and Lehman provides that, subject to certain conditions set forth in more detail in the engagement agreement, Lehman is entitled to be indemnified for any liability or loss, and to be reimbursed by ACT 5 for legal fees and costs incurred as a result of its rendering of services in connection with the fairness opinion. The General Partner and

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

its affiliates and Lehman each submitted a demand for indemnification. Consequently, legal fees and costs incurred by the defendants with respect to the above lawsuit have been reflected in general and administrative expenses in the accompanying statements of operations in the period that such legal fees were incurred by the defendants. For the three and six months ended June 30, 2004, legal fees and costs related to the above lawsuit of $359,000 and $392,000, have been so included in general and administrative expenses.

In March 2004, plaintiff agreed in principle to a settlement of all claims against the General Partner and affiliates (other than Lehman) for $3,750,000, plus the General Partner and affiliates’ waiver of their claims against ACT 5 for reimbursement of their legal expenses. The General Partner of the Partnership agreed to settle the case with the plaintiff with no financial obligation on the part of the Partnership. Therefore no liability or expense has been recognized in the Partnership’s financial statements. Through the settlement date, the General Partner and affiliates incurred approximately $1.4 million in attorneys’ fees and other costs which had been reflected as general and administrative expenses in the Partnership’s financial statements with a corresponding payable to the General Partner. As a result of the settlement, the amounts previously reflected as payable to the General Partner have been treated as a capital contribution as of May 19, 2004, decreasing amounts due to affiliates. This transaction is considered a non-cash financing activity in the accompanying statement of cash flows as of June 30, 2004. As of the March 2004 settlement date, legal expenses of the General Partner and affiliates are no longer recognized as expenses of the Partnership.

Under the settlement agreement, plaintiff could continue to pursue its claims against Lehman, which would continue to receive reimbursement of its legal fees and costs from ACT 5. Plaintiff would be limited in collecting on any judgment against Lehman to an amount of not more than: (a) $3,750,000, plus (b) the total amount previously or hereafter paid to Lehman by ACT 5 as reimbursement for Lehman’s legal fees and costs. Further, plaintiff could not collect on any judgment against Lehman unless the Court specifically determined that, as to the amount to be collected: (a) Lehman’s liability resulted directly from Lehman’s gross negligence, bad faith and/or willful misconduct, or (b) Lehman otherwise is not entitled to indemnification or reimbursement under its engagement agreement with ACT 5 or under applicable law.

On May 19, 2004, the Court entered an order approving the proposed settlement.

On June 28, 2004, the Court awarded plaintiff’s counsel $1,012,500 in attorneys’ fees, in addition to its earlier award of $271,603 in costs, which amounts reduced the $3,750,000 settlement sum to be paid by the settling defendants, thereby diminishing the recovery by certain Limited Partners.

Plaintiff thereafter continued to pursue its separate claims against Lehman. Under the settlement agreement as approved by the Court, as well as Lehman’s engagement agreement with ACT 5, ACT 5 continued to be responsible to reimburse Lehman for its legal fees and costs incurred in the defense of the litigation. From the inception of the lawsuit through June 30, 2005, ACT 5 has incurred legal fees related to Lehman totaling approximately $1.3 million.

The trial of plaintiff’s claims against Lehman was held in September 2004. On October 27, 2004 the Court issued its judgment in favor of Lehman and dismissed plaintiff’s claims against Lehman. The Court also ordered that plaintiff pay Lehman its court costs in an amount to be later determined by the Court.

On November 24, 2004, Plaintiff filed a notice of appeal of the judgment in favor of Lehman to the Court. On December 16, 2004, Plaintiff and Lehman filed a stipulated withdrawal of the appeal after Lehman and ACT 5 agreed not to pursue a claim against the Plaintiff for costs awarded to Lehman in the judgment. Also on December 16, 2004, the Court granted the motion and dismissed Plaintiff’s appeal.

Under the above described settlement agreement and Lehman’s engagement agreement with ACT 5, ACT 5 has incurred obligations to reimburse Lehman for its trial related attorneys’ fees. While there may be additional obligations incurred for work accomplished in the litigation by Lehman’s counsel, such amounts are not expected to be significant as the case has been dismissed and there is no further appeal.

On April 1, 1997, the Partnership sold its cable television system located in and around Shelbyville and Manchester,

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Tennessee (the “Southern Tennessee System”) to Rifkin Acquisition Partners, L.L.L.P. (“Rifkin”). Pursuant to the asset purchase agreement, $494,000 of the sales price was placed in escrow (the “Southern Tennessee Escrow”) and was subject to indemnifiable claims by Rifkin through March 31, 1998. Prior to March 31, 1998, Rifkin filed a claim against the Southern Tennessee Escrow relating to a class action lawsuit filed by a customer challenging late fee charges with respect to the Southern Tennessee System. On September 14, 1999, Rifkin sold the Southern Tennessee System to an affiliate of Charter Communications, Inc. (“Charter”). In connection with such sale, Charter was assigned the rights of the indemnification claim. The class action lawsuit has been settled and dismissed. Accordingly, ACT 5 and Charter have resolved the amount due to Charter in respect of its indemnifation claim, with Charter having received $10,000 from the Southern Tennessee Escrow. The remaining funds in the Southern Tennessee Escrow were released to ACT 5. Accrued interest of $116,000 has been recognized by ACT 5 in June 2005 as a result of the resolution of the claims related to the Southern Tennessee Escrow account.

AMERICAN CABLE TV INVESTORS 5, LTD.
(A Colorado Limited Partnership)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2004.

Material Changes in Results of Operations

The Partnership has sold all of its cable television assets and, therefore, is no longer actively engaged in the cable television business. As a result of the resolution of the contingencies described in note 3 to the accompanying financial statements, the Partnership will seek to make a final determination of its liabilities so that liquidating distributions can be made in connection with its dissolution. The Partnership’s results of operations for the three and six months ended June 30, 2005 and 2004 include general and administrative (“G&A”) expenses and interest income. The Partnership’s G&A expenses are primarily comprised of legal fees and costs associated with the administration of the Partnership. G&A expenses decreased $364,000 and $414,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. Such decreases are due to decreased legal activity associated with the litigation described in note 3 to the accompanying financial statements. Interest income increased $158,000 and $188,000 during the three and six months ended June 30, 2005, as compared to the corresponding prior year periods. Such changes are primarily due to the interest income recorded as a result of the resolution of the claims related to the Southern Tennessee Escrow account.

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
Lawrence J. Salva
Senior Vice President
(Principal Accounting Officer)

Dated: August 11, 2005